Form 10-K
period 2025-12-31
URBAN ONE, INC.
filed 2026-03-20
CIK 1041657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act:
None

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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒
The number of shares outstanding of each of the issuer’s classes of common stock is as follows:

Class	Outstanding at March 18, 2026
Class A Common Stock, $.001 par value	615,021
Class B Common Stock, $.001 par value	286,183
Class C Common Stock, $.001 par value	204,501
Class D Common Stock, $.001 par value	3,409,145

The aggregate market value of common stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s Class A and Class D Common Stock on June 30, 2025, was approximately $19.3 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III.

URBAN ONE, INC. AND SUBSIDIARIES
Form 10-K
For the Year Ended December 31, 2025

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

Cautionary Note Regarding Forward-Looking Statements
Our disclosure and analysis in this annual report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”) concerning our operations, cash flows and financial position, contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new activities, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “likely”, “may”, “estimates” and similar expressions. You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods. We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations. Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control and could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements. These risks, uncertainties and factors include (in no particular order), but are not limited to:
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
• public health crises, epidemics and pandemics, or extreme weather events and their impact on our business and the businesses of our advertisers, including disruptions and inefficiencies in the supply chain;

•developments and/or changes in laws and regulations, such as the California Consumer Privacy Act or other similar federal or state regulations through legislative action and revised rules and standards;
•disruptions to our technology network including computer systems and software, whether by human-caused intrusion or other disruptions of our operating systems, structures or equipment, including as we further develop alternative work arrangements, as well as natural events such as pandemic, severe weather, fires, floods and earthquakes;
•material weaknesses identified in our internal control over financial reporting which, if not remediated, could result in material misstatements in our consolidated financial statements; and
•other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Item 1A, “Risk Factors”, contained in this report.
You should not place undue reliance on these forward-looking statements, which reflect our views based only on information currently available to us as of the date of this report. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

PART I
ITEM 1. BUSINESS
Overview
Urban One, Inc., a Delaware corporation, and its subsidiaries (collectively, “Urban One”, the “Company”, “we”, “our” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise, which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of December 31, 2025, we owned and/or operated 76 independently formatted, revenue producing broadcast stations (including 58 FM or AM stations, 16 HD stations, and the 2 low power television stations we operate), located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content platform targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), which operates two cable television networks targeting African-American and urban viewers, TV One and CLEO TV; our approximately 94.6% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its iONE Digital, Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to communicate with African-American and urban audiences.
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
Recent Key Developments
2025 Refinancing
On December 18, 2025, the Company completed a refinancing of substantially all of its then-outstanding debt through an exchange offer, the issuance of certain new first lien notes and an amendment of its asset backed credit facility. The Company issued $291.02 million aggregate principal amount of the Company’s 7.625% Second Lien Senior Secured Notes due 2031 (the “2031 Second Lien Notes”). The 2031 Second Lien Notes were issued in connection with an exchange offer and consent solicitation (the “Exchange Offer and Consent Solicitation”) of the Company’s existing 7.375% Senior Secured Notes due 2028 (the “2028 Notes”) for the 2031 Second Lien Notes and cash. To facilitate the Exchange Offer and Consent Solicitation, the Company also issued $60.6 million aggregate principal amount of 10.500% First Lien Senior Secured Notes due 2030 (the “2030 First Lien Notes”). The 2031 Second Lien Notes were issued pursuant to that certain Indenture, dated as of December 18, 2025 (the “2031 Second Lien Notes Indenture”) among the Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.

The net proceeds from the offering of the 2030 First Lien Notes, along with cash on hand, were used to purchase $185.0 million of validly tendered 2028 Notes at a purchase price of $111.0 million and $1.1 million consent fee in cash, pay accrued and unpaid interest on the 2028 Notes accepted for exchange or purchase, as applicable, and other various fees and expenses related to the offers and the remainder, if any, for general corporate purposes. Finally, on December 18, 2025, the Company also entered into an Amended and Restated Credit Agreement, among the Company, as the administrative borrower, together with the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent (the “Amended and Restated ABL Credit Agreement”). The Amended and Restated ABL Credit Agreement amended and restated the Company’s ABL Credit Agreement, dated as of February 19, 2021 and was also entered into facilitate the Exchange Offer and Consent Solicitation. The Amended and Restated ABL Credit Agreement provides for, among other things, commitments in the aggregate principal amount of up to $75.0 million, with incremental capacity to incur an additional principal amount of up to $25.0 million thereunder, with the proceeds thereof to be used primarily for working capital and general corporate purposes, including capital expenditures, permitted acquisitions, permitted investments and permitted dividends, in each case, in accordance with the terms of the Amended and Restated ABL Credit Agreement.
Reverse Stock Split
On February 21, 2025, our Board of Directors (the “Board”) authorized a reverse stock split across all classes of the Company’s outstanding common stock. The Board’s authorization was subject to the approval of the Company's stockholders, which was obtained on June 18, 2025. On January 16, 2026, the Company announced that its Board of Directors has approved a reverse stock split of all classes of its common stock, including its publicly traded shares of Class A Common Stock and Class D Common Stock, at a ratio of 1-for-10. The reverse stock split was conducted to regain compliance with the $1.00 minimum bid price requirement (the “Minimum Bid Price Requirement”) for continued listing on the Nasdaq Capital Market (“Nasdaq”) with respect shares of the Company’s Class D Common Stock.
On January 16, 2026, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-10 reverse stock split of all classes of the Company’s Common Stock (A, B, C and D), including its publicly traded Class A Common Stock and Class D Common Stock (the “Reverse Stock Split”), which became effective as of 11:59 p.m. Eastern Time on January 22, 2026 (“the Effective Date”). No fractional shares were issued in connection with the Reverse Stock Split. Instead, in lieu of any fractional shares, the Company paid cash for each holder’s fractional shares in an amount equal to the closing sales price of the Company’s Class A Common Stock or Class D Common Stock, respectively, as reported on Nasdaq on the Effective Date.
Nasdaq has recently adopted new rules that could hinder our ability to cure any future deficiency and maintain the continued listing of our Common Stock. These rules (i) provide for the immediate delisting with no grace period of any listed company that falls out of compliance with the Minimum Bid Price Requirement for the second time in a 12-month period, (ii) provide for immediate delisting if a listed company effects a reverse stock split that causes it to fall out of compliance with certain other listing requirements, and (iii) limit the ratio of reverse stock splits to a cumulative ratio of 1-to-250 in any 2-year period. These Nasdaq rules limit our ability to affect a subsequent reverse stock split, including in the event our common stock fails to comply with the $1.00 Minimum Bid Price Requirement in the future.
Delisting would have an adverse effect on the Company and its common stock. Among other things, it would likely result in a substantial decrease in the liquidity of our common stock, a decrease in the market price of our common stock, a loss of confidence by investors, customers, partners, and employees, and adverse effects on our ability to obtain financing.
Unless noted, all shares of Common Stock, including stock options, and restricted stock units, as well as all exercise prices, conversion prices and per share information have been retroactively adjusted to reflect the Reverse Stock Split, as if the split occurred at the beginning of the earliest period presented in this Annual Report.
Segments
As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) Radio Broadcasting; (ii) Reach Media; (iii) Digital; and (iv) Cable Television (See Note 18 – Segment Information of our consolidated financial statements.). Business activities unrelated to these four segments are included in an “all other” category which the Company refers to as “All other - corporate/eliminations”.

Our Radio Station Portfolio, Strategy and Markets
As noted above, our core business is our radio broadcasting franchise which is the largest radio broadcasting operation in the country primarily targeting African-American and urban listeners. Within the markets in which we operate, we strive to build clusters of radio stations with each radio station targeting different demographic segments of the African-American population. This clustering and programming segmentation strategy allows us to achieve greater penetration within the distinct segments of our overall target market. In addition, we have been able to achieve operating efficiencies by consolidating office and studio space where possible to minimize duplicative management positions and reduce overhead expenses. Depending on market conditions, changes in ratings methodologies and economic and demographic shifts, from time to time, we may reprogram some of our stations in underperforming segments of certain markets and/or make acquisitions of stations targeting audiences outside of our core demographic, including targeting other minority demographics and/or more general market demographics.
The following tables set forth further selected information about our portfolio of radio stations that we owned and/or operated as of December 31, 2025.

	Urban One				Market Data

Market	Number of Stations*			Entire Audience Four Book Average Audience Share(1)	Ranking by Size of African-American Population Persons 12+(2)	Estimated Fall 2025 Metro Population Persons 12+
	FM	AM	HD			Total (millions)	African- American %
Atlanta	4		2	13.8	2	5.4	37.1%
Washington, DC	4	2		7.7	3	5.3	26.9%
Dallas	2			3.9	5	7.2	18.0%
Houston	5		4	21.5	6	6.8	19.0%
Philadelphia	2		2	5.0	7	4.8	20.5%
Baltimore	2	2	1	14.8	11	2.5	30.9%
Charlotte	5	2	1	19.6	12	2.7	23.1%
Raleigh-Durham	4			14.6	18	1.9	20.7%
Cleveland	2	2	2	11.1	22	1.8	19.9%
Columbus	5			8.4	24	1.8	19.0%
Richmond	4	2		18.1	27	1.2	28.6%
Indianapolis	5	1	3	39.2	29	1.7	18.5%
Cincinnati	2	1	1	6.5	33	2.0	13.9%
Total	46	12	16
(1) Audience share data are for the 12+ demographic and derived from the Nielsen Survey ending with the Fall 2025 Nielsen Survey.
(2) Population estimates are from the Nielsen Radio Broadcasting Survey Population, Rankings and Information, Fall 2025.
*19 non-independently formatted HD stations and 14 non-independently formatted translators owned and operated by the Company are not included in the above station count. Changes in the programming of our HD stations or translators may alter our station count from time to time.

Market	Market Rank Metro Population 2025	Format	Target Demo
Atlanta	7

WAMJ/WUMJ		Urban AC*	25-54
WHTA		Urban Contemporary	18-49
WPZE		Contemporary Inspirational	25-54
WAMJ-HD2		Urban Contemporary	25-54
WHTA-HD2		News/Talk	25-54

Washington DC	8

WKYS		Urban Contemporary	18-49
WMMJ		Urban AC*	25-54
WPRS		Contemporary Inspirational	25-54
WDCJ		Hispanic	25-54
WOL-AM		News/Talk	35-64
WYCB-AM		Gospel	35-64

Philadelphia	9

WPPZ		Adult Contemporary	25-54
WRNB		Urban Contemporary	25-54
WPPZ-HD2		Contemporary Inspirational	25-54
WRNB-HD2		Urban AC*	25-54

Houston	5

KBXX		Urban Contemporary	18-49
KMJQ		Urban AC*	25-54
KKBQ		Country	25-54
KGLK/KHPT		Classic Rock	25-54
KMJQ HD2		Contemporary Inspirational	25-54
WGLK HD2		Variety 80s/90s	25-54
KKBQ HD 2		Country Legends	25-54
KKBQ HD 3		Texas Country	25-54

Dallas	4

KBFB		Urban Contemporary	18-49
KZJM		Urban Contemporary	25-54

Baltimore	23

WERQ		Urban Contemporary	18-49
WOLB		News/Talk	35-64

WWIN-FM		Urban AC*	25-54
WWIN-AM		Gospel	35-64
WLIF-HD2		Contemporary Inspirational	25-54

Charlotte	20

WPZS		Contemporary Inspirational	25-54
WOSF		Urban AC* / Old School	25-54
WOSF-HD2		Urban Contemporary	18-49
WBT AM/FM		News Talk	25-54
WFNZ AM/FM		Sports Talk	25-54
WLNK		Hot Adult Contemporary	25-54

Cincinnati	33

WIZF		Urban Contemporary	18-49
WOSL		Urban AC* / Old School	25-54
WDBZ-AM		Talk	35-64
WIZF-HD2		Hispanic	25-54

Cleveland	37

WENZ		Urban Contemporary	18-49
WERE-AM		News/Talk	35-64
WJMO-AM		Spanish	25-54
WZAK		Urban AC*	25-54
WENZ-HD2		Contemporary Inspirational	25-54
WZAK-HD2		Spanish	25-54

Columbus	36

WCKX		Urban Contemporary	18-49
WXMG		Urban AC*	25-54
WJYD		Contemporary Inspirational	25-54
WWLG/WWLA		Hispanic	25-54

Raleigh	34

WFXC/WFXK		Urban AC*	25-54
WQOK		Urban Contemporary	18-49
WNNL		Contemporary Inspirational	25-54

Indianapolis	38

WTLC-FM		Urban AC*	25-54
WHHH		Urban Contemporary	18-49

WTLC-AM		Contemporary Inspirational	25-54
WIBC		News Talk	25-54
WHHH-HD2/HD3		Regional Mexican	25-54
WLHK		Country	25-54
WIBC-HD2		Sports Talk	25-54
WYXB		Adult Contemporary	25-54
WLHK-HD2		Spanish	25-54

Richmond	52

WKJS/WKJM		Urban AC*	25-54
WCDX		Urban Contemporary	18-49
WPZZ		Contemporary Inspirational	25-54
WXGI-AM/WTPS-AM		Classic Hip Hop	25-54
* AC refers to Adult Contemporary and Old School refers to Old School Hip/Hop.
For the year ended December 31, 2025, approximately 35.0% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. We consider our Radio Broadcasting segment to be our core radio business. Within our core radio business, seven of the thirteen markets in which we operated radio stations throughout 2025 (Atlanta, Baltimore, Charlotte, Cleveland, Houston, Indianapolis, and Washington, DC) or a portion thereof accounted for approximately 78.6% of our radio station net revenue for the year ended December 31, 2025. Net revenue from the operations of Reach Media, along with net revenue from the seven significant contributing radio markets, accounted for approximately 37.5% of our total consolidated net revenue for the year ended December 31, 2025. Adverse events or conditions (economic, including government cutbacks or otherwise) could lead to declines in the contribution of Reach Media or declines in one or more of the seven significant contributing radio markets, which could have a material adverse effect on our overall financial performance and results of operations.
Radio Advertising Net Revenue
More than 90% of the net revenue generated from our Radio Broadcasting segment is generated from the sale of local, national and network advertising, which also includes low power TV revenue. Local sales are made by the sales staff located in our markets. National sales are made primarily by Katz Communications, Inc. (“Katz”), a firm specializing in radio advertising sales on the national level. Katz is paid agency commissions on the advertising sold. Approximately 59.4% of our net revenue from our core radio business for the year ended December 31, 2025, was generated from the sale of local advertising and approximately 30.7% from sales to national advertisers, including network/syndication advertising. The remaining balance of net revenue from our Radio Broadcasting segment is primarily derived from ticket sales, sponsored events, management fees and other alternative revenue.
Advertising rates charged by radio stations are based primarily on:
•a radio station’s audience share within a market and/or the demographic groups targeted by the advertisers;
•the number of radio stations in the market competing for the same demographic groups; and
•the supply and demand for radio advertising time.
A radio station’s listenership is measured by the Portable People Meter™ system or diary ratings surveys, both of which estimate the number of listeners tuned to a radio station and the time they spend listening to that radio station. Ratings are used by advertisers to evaluate whether to advertise on our radio stations, and are used by us to chart audience size, set advertising rates and adjust programming. Advertising rates are generally highest during the morning and afternoon commuting hours.

Cable Television, Reach Media and Digital Segments, Strategy and Sources of Net Revenue
As a diversified media company, our operations include media forms that are complementary to our core radio business. In a strategy similar to our radio market segmentation, we have multiple complementary media and online brands. Each of these brands focuses on a different segment of African-American and urban consumers. With our multiple brands, we are able to direct advertisers to specific audiences within the urban communities in which we are located, or to bundle the brands for advertising sales purposes when advantageous.
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
Reach Media, our syndicated radio unit, primarily derives its revenue from the sale of advertising in connection with its syndicated radio shows, including the Rickey Smiley Morning Show, the Get Up! Mornings with Erica Campbell Show and the DL Hughley Show. In addition to being broadcast on 45 Urban One stations, our syndicated radio programming also was available on 211 non-Urban One stations throughout the United States as of December 31, 2025.
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
Competition
The media industry is highly competitive, and we face intense competition across our core radio franchise and all of our complementary media properties and investments. Our media properties compete for audiences and advertising revenue with other radio stations and with other media such as broadcast and cable television, the internet, satellite radio, newspapers, magazines, direct mail and outdoor advertising, some of which may be owned or controlled by horizontally-integrated companies. Audience ratings and advertising revenue are subject to change and any adverse change in conditions in a market could adversely affect our net revenue in that market. If a competing radio station converts to a format similar to that of one of our radio stations, or if one of our competitors strengthens its signal or operations, our stations could suffer a reduction in ratings and advertising revenue. Other media companies which are larger and have more resources may also enter or increase their presence in markets or segments in which we operate, particularly if deregulation occurs. Although we believe our media properties are well positioned to compete, we cannot assure you that our properties will maintain or increase their current ratings, market share or advertising revenue.
Providing content across various platforms is a highly competitive business. Our Digital and Cable Television segments compete for the time and attention of internet users and viewers and, thus, advertisers and advertising revenues with a wide range of internet companies such as Amazon™, Netflix™, Yahoo!™, Google™, and Microsoft™, with social networking sites such as Facebook™ and TikTok™ and with traditional media companies, which are increasingly offering their own digital products and services, including short and long term content, both organically and through acquisition. We experience competition for the development and acquisition of content, distribution of content, sale of commercial time on our digital and cable television networks and viewership. There is competition from other digital companies, production studios and other television networks for the acquisition of content and creative talent such as writers, producers and directors. Our ability to produce and acquire popular content is an important competitive factor for the distribution of our content, attracting viewers and the sale of advertising. Our success in securing popular content and creative talent depends on various factors such as the number of competitors providing content that targets the same genre and audience, the distribution of our content, viewership, and the production, marketing and advertising support we provide.

Our TV One and CLEO TV cable television networks compete with other networks and platforms for the acquisition and distribution of content and for fees charged to cable television operators, direct to home satellite service providers, and other distributors that carry content. Our ability to secure distribution agreements is necessary to ensure the retention of our audiences. Our contractual agreements with distributors are renewed or renegotiated from time to time in the ordinary course of business. Growth in the number of networks distributed, consolidation and other market conditions in the cable and satellite distribution industry, and increased popularity of other platforms may adversely affect our ability to obtain and maintain contractual terms for the distribution of our content that are as favorable as those currently in place. The ability to secure distribution agreements is dependent upon the production, acquisition and packaging of original content, the viewership, the marketing and advertising support and incentives provided to distributors, product offerings across a series of networks within a region, and the prices charged for carriage.
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
Federal Regulation of Radio Broadcasting
The radio broadcasting industry is subject to extensive and changing regulation by the Federal Communications Commissions (“FCC”) and other federal agencies of ownership, programming, technical operations, employment and other business practices. The FCC regulates radio broadcast stations pursuant to the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act permits the operation of radio broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. Among other things, the FCC:
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
The Communications Act prohibits the assignment of an FCC license, or the transfer of control of an FCC licensee, without the prior approval of the FCC. In determining whether to grant or renew a radio broadcast license or consent to the assignment or transfer of control of a license, the FCC considers a number of factors, including restrictions on foreign ownership, compliance with FCC media ownership limits and other FCC rules, the character and other qualifications of the licensee (or proposed licensee) and compliance with the Anti-Drug Abuse Act of 1988. A licensee’s failure to comply with the requirements of the Communications Act or FCC rules and policies may result in the imposition of sanctions, including admonishment, fines, the grant of a license renewal for less than a full 8-year term or with conditions, denial of a license renewal application, the revocation of an FCC license, and/or disqualification from acquiring additional broadcast properties.

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
We cannot predict what changes, if any, might be adopted or considered in the future, or what impact, if any, the implementation of any particular proposals or changes, including deregulation, might have on our business.
FCC License Grants and Renewals. In making licensing determinations, the FCC considers an applicant’s legal, technical, character and other qualifications. The FCC grants radio broadcast station licenses for specific periods of time and, upon application, may renew them for additional terms. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. Under the Communications Act, radio broadcast station licenses may be granted for a maximum term of 8 years.
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
Urban One’s Licenses. The following table sets forth information with respect to each of our radio stations for which we held the license as of December 31, 2025. Stations which we did not own as of December 31, 2025, but operated under an LMA, are not reflected on this table. A broadcast station’s market may be different from its community of license. The coverage of an AM radio station is chiefly a function of the power of the radio station’s transmitter, less dissipative power losses and any directional antenna adjustments. For FM radio stations, signal coverage area is chiefly a function of the radio station’s ERP and the HAAT of the radio station’s antenna. “ERP” refers to the effective radiated power of an FM radio station. “HAAT” refers to the height above average terrain of an FM radio station antenna. The table below excludes HD Radio multicast streams and Low Power TV stations.

Market	Station Call Letters	Year of Acquisition	FCC Class	Power Kilowatts	HAAT in Meters	Broadcasting Frequency	License Expiration Date
Atlanta	WUMJ-FM	1999	C3	8.5	165	97.5 MHz	4/1/2028
	WAMJ-FM	1999	C2	33	185	107.5 MHz	4/1/2028
	WHTA-FM	2002	C2	35	177	107.9 MHz	4/1/2028
	WPZE-FM	1999	A	3	143	102.5 MHz	4/1/2028

Washington, DC	WOL-AM	1980	C	0.37	N/A	1450 kHz	10/1/2027
	WMMJ-FM	1987	A	2.9	146	102.3 MHz	10/1/2027
	WKYS-FM	1995	B	24.5	215	93.9 MHz	10/1/2027
	WPRS-FM	2008	A	2.15	169	92.7 MHz	10/1/2027
	WYCB-AM	1998	C	1.0	N/A	1340 kHz	10/1/2027
	WLNO-FM	2017	B	20.0	244	104.1 MHz	10/1/2027

Philadelphia	WRNB-FM	2000	B	12.5	302.0	100.3 MHz	8/1/2030
	WPPZ-FM	2004	A	0.78	276.0	107.9 MHz	6/1/2030

Houston	KMJQ-FM	2000	C	100	524	102.1 MHz	8/1/2029
	KKBQ-FM	2023	C	100	585	92.9 MHz	8/1/2029
	KBXX-FM	2000	C	100	585	97.9 MHz	8/1/2029
	KHPT-FM	2023	C	100	579	106.9 MHz	8/1/2029

	KGLK-FM	2023	C	98	601	107.5 MHz	8/1/2029

Dallas	KBFB-FM	2000	C	100	574	97.9 MHz	8/1/2029
	KZMJ-FM	2001	C	100	591	94.5 MHz	8/1/2029

Baltimore	WWIN-AM	1992	C	0.5	N/A	1400 kHz	10/1/2027
	WWIN-FM	1992	A	3	91	95.9 MHz	10/1/2027
	WOLB-AM	1993	D	0.03	N/A	1010 kHz	10/1/2027
	WERQ-FM	1993	B	37	173	92.3 MHz	10/1/2027

Charlotte	WFNZ-FM	2000	C3	10.5	154	92.7 MHz	12/1/2027
	WLNK-FM	2004	A	6	94	100.9 MHz	12/1/2027
	WOSF-FM	2014	C1	51	395	105.3 MHz	12/1/2027
	WMXG-FM	2021	C3	7.7	182	99.3 MHz	12/1/2027
	WBT-AM	2021	A	50	N/A	1110 kHz	12/1/2027
	WPZS-AM	2021	B	5	N/A	610 kHz	12/1/2027
	WBT-FM	2021	C	100	516	107.9 MHz	12/1/2027

Cleveland	WJMO-AM	1999	B	5	N/A	1300 kHz	10/1/2028
	WENZ-FM	1999	B	16	272	107.9 MHz	10/1/2028
	WZAK-FM	2000	B	27.5	189	93.1 MHz	10/1/2028
	WERE-AM	2000	C	1	N/A	1490 kHz	10/1/2028

Raleigh-Durham	WQOK-FM	2000	C2	50	146	97.5 MHz	12/1/2027
	WFXK-FM	2000	C1	100	299	104.3 MHz	12/1/2027
	WFXC-FM	2000	C3	13	141	107.1 MHz	12/1/2027
	WNNL-FM	2000	C3	7.9	176	103.9 MHz	12/1/2027

Richmond	WPZZ-FM	1999	C1	100	299	104.7 MHz	10/1/2027
	WCDX-FM	2001	B1	4.5	235	92.1 MHz	10/1/2027
	WKJM-FM	2001	A	6	100	99.3 MHz	10/1/2027
	WKJS-FM	2001	A	2.3	162	105.7 MHz	10/1/2027
	WDCJ-AM	2001	C	1	N/A	1240 kHz	10/1/2027
	WXGI-AM	2017	D	3.9	N/A	950 kHz	10/1/2027

Columbus	WCKX-FM	2001	A	1.9	126	107.5 MHz	10/1/2028
	WJYD-FM	2001	A	6	99	106.3 MHz	10/1/2028
	WXMG-FM	2016	B	21	232	95.5 MHz	10/1/2028
	WWLG-FM	2016	A	6	100	107.1 MHz	10/1/2028

Indianapolis	WTLC-FM	2000	A	6	99	106.7 MHz	8/1/2028
	WHHH-FM	2000	A	6	100	100.9 MHz	8/1/2028
	WTLC-AM	2001	B	5	N/A	1310 kHz	8/1/2028
	WIBC-FM	2022	B	13.5	302	93.1 MHz	8/1/2028
	WYXB-FM	2022	B	50	150	105.7 MHz	8/1/2028
	WLHK-FM	2022	B	23	223	97.1 MHz	8/1/2028

Cincinnati	WIZF-FM	2001	A	2.5	155	101.1 MHz	8/1/2028
	WDBZ-AM	2007	C	1	N/A	1230 kHz	10/1/2028
	WOSL-FM	2006	A	3.1	141	100.3 MHz	10/1/2028
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
The media ownership rules are subject to review by the FCC every 4 years. In December 2023, the FCC issued an order concluding its 2018 quadrennial review, which retained the local radio ownership rule without significant changes. The FCC’s 2022 quadrennial review of its media ownership rules is currently pending.
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

The FCC requires that licensees not discriminate in hiring practices on the basis of race, color, religion, national origin or gender. It also requires stations with at least five full-time employees to broadly disseminate information about all full-time job openings and undertake outreach initiatives from an FCC list of activities such as participation in job fairs, internships, or scholarship programs. The FCC is considering whether to apply these recruitment requirements to part-time employment positions. Stations must retain records of their outreach efforts and keep an annual Equal Employment Opportunity (“EEO”) report in their public inspection files and post the report on their websites. The FCC has also reinstated a requirement that broadcasters with at least five full-time employees annually report workforce composition data, including the gender, race, and ethnicity of their employees (though the FCC has not yet begun collecting this data).
From time to time, complaints may be filed against any of our radio stations alleging violations of these or other rules. In addition, the FCC may conduct audits or inspections to ensure and verify licensee compliance with FCC rules and regulations. Failure to observe these or other rules and regulations can result in the imposition of various sanctions, including fines or conditions, the grant of “short” (less than the maximum 8 year) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.
Human Capital
As of December 31, 2025, we employed 864 full-time employees and 408 part-time employees. Our employees are not unionized.
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
Corporate Governance
Code of Ethics. We have adopted a code of ethics that applies to all of our directors, officers (including our principal financial officer and principal accounting officer) and employees and meets the requirements of the SEC and the Nasdaq Rules. Our code of ethics can be found on our website, www.urban1.com/urban-one-investor-relations/. We will provide a paper copy of the code of ethics, free of charge, upon request.
Audit Committee Charter. Our audit committee has adopted a charter as required by the Nasdaq Rules. This committee charter can be found on our website, www.urban1.com/urban-one-investor-relations/. We will provide a paper copy of the audit committee charter, free of charge, upon request.
Compensation Committee Charter. Our Board of Directors has adopted a compensation committee charter. We will provide a paper copy of the compensation committee charter, free of charge, upon request.

Internet Address and Internet Access to SEC Reports
Our internet address is www.urban1.com. You may obtain through our internet website, free of charge, copies of our proxies, annual reports on Form 10-K, quarterly reports on Form 10-Q and Form 10-Q/A, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

ITEM 1A. RISK FACTORS
In an enterprise as large and complex as ours, a wide range of factors could affect our business and financial results. The factors described below are considered to be the most significant but are not completely exhaustive or listed in any particular order. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The risk factors described below should be read together with the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC.
If we fail to meet the continued listing standards of Nasdaq, our common stock may be delisted, which could have a material adverse effect on the liquidity and market price of our common stock and expose the Company to litigation.
On February 11, 2025, we received written notice from the Listing Qualifications Department of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for the Company’s Class D common stock, par value $0.001 per share (the “Class D Common Stock”) had closed below $1.00 ( the “Minimum Bid Price Requirement”). On January 22, 2026, we effected a 1-for-10 Reverse Stock Split of our Class D Common Stock in an effort to regain compliance with the Minimum Bid Price Requirement. On February 9, 2026, we received notice from Nasdaq that we had regained compliance with the Minimum Bid Requirement. While we expect that the reduction in the number of outstanding shares of Class D Common Stock will proportionally increase the market price of our Class D Common Stock, it cannot be assured that the Reverse Stock Split will result in any permanent or sustained increase in the market price, which depends on many factors, including our business and financial performance, general market conditions and prospects for future success. In addition, because we effected the Reverse Stock Split to regain compliance with the Minimum Bid Price Requirement, Nasdaq rules limit our ability to cure a future deficiency in the Minimum Bid Price Requirement with a subsequent reverse stock split.
These rules (i) provide for the immediate delisting with no grace period of any listed company that falls out of compliance with the Minimum Bid Price Requirement for the second time in a twelve-month period, (ii) provide for immediate delisting if a listed company effects a reverse stock split that causes it to fall out of compliance with certain other listing requirements, and (iii) limit the ratio of reverse stock splits to a cumulative ratio of 1-to-250 in any 2-year period. These Nasdaq rules limit our ability to affect a subsequent reverse stock split, including in the event our common stock fails to comply with the $1.00 Minimum Bid Price Requirement in the future.
If we fail to meet the requirements, the Minimum Bid Price Requirement or any other Nasdaq listing requirement, we may become subject to delisting proceedings from Nasdaq. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected, the market price of our common stock could decrease, institutional and other investor demand for the shares may decrease, securities analysts may not cover the Company, there may be less market making activity and information available concerning trading prices and volume, and fewer broker dealers may be willing to execute trades in our common stock. Also, it may be difficult for us to raise additional capital if our common stock is not listed on a major exchange. In addition, delayed financial reports could expose us to the risk of litigation concerning any impact upon the price of our common stock. Any such litigation could distract management from day-to-day operations and further adversely affect the market price of our common stock.
Risks Related to Our Internal Controls and Financial Statements
We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our consolidated financial statements.
As discussed in Part II, Item 9A, “Controls and Procedures” of this Form 10-K and previous filings, management has concluded that certain internal controls over our financial reporting were not effective as of December 31, 2025 due to certain previously identified material weaknesses.

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
The control deficiencies resulting in the material weaknesses, in the aggregate, if not effectively remediated could also result in misstatements of accounts or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that may not be prevented or detected. In addition, we cannot be certain that we will not identify additional control deficiencies or material weaknesses in the future. If we identify future control deficiencies or material weaknesses, these may lead to adverse effects on our business, our reputation, our results of operations, and the market price of our common stock.
We face risks related to the revision of our previously issued consolidated financial statements.
In the past, we have revised certain financial information and related footnote disclosures in certain of our previously issued consolidated financial statements. As a result, we have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. We cannot assure you that all of these risks have been or will be eliminated or that general reputational harm will not persist. If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected.
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
Volatility in the U.S. and global economies, macroeconomic events, market disruptions, changes in the U.S. or international political environment, and other events outside of our control, have had, and may in the future have, an unpredictable impact on our business and financial condition.
From time to time, including as a result of tariffs and other trade barriers, inflation, changes in interest rates, recession or public health crisis, threatened or actual acts of war, and other geopolitical and economic events the global equity and credit markets experience high levels of volatility and disruption. At various points in time, the markets have produced upward and/or downward pressure on stock prices and limited credit capacity or finance or refinance opportunities for certain companies without regard to those companies’ underlying financial strength. In addition, advertising is a discretionary and variable business expense which may be reduced as companies contend with lower revenues or higher expenses, including higher costs of capital and as government spending priorities change. Spending on advertising tends to decline disproportionately during an economic recession or downturn as compared to other types of business spending. Consequently, a downturn in the United States economy generally has an adverse effect on our advertising revenue and, therefore, our results of operations. A recession or downturn in the economy of any individual geographic market, particularly a major market in which we operate, also may have a significant effect on us. Radio revenues in the markets in which we operate may also face greater challenges than in the U.S. economy generally. Finally, volatility in the markets and our degree of leverage could negatively impact our ability to obtain, on favorable terms, in a timely manner, or at all, financing for strategic transactions or could negatively impact upon our plans to refinance our current indebtedness.
We may be adversely affected by the effects of inflation.
Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of these increases, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Inflation may also dampen consumer demand, thus, dampening demand for advertising by our customers. This dampened demand could adversely impact our revenues.
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
In general, demand for certain consumer products may be adversely affected by increases in interest rates and the reduced availability of consumer financing. Also, commercial or consumer loan defaults and/or other trends in the financial industry which influence the requirements used by lenders to evaluate potential consumers can result in reduced availability of financing. If interest rates or lending requirements increase and, consequently, the ability of prospective consumers to finance purchases of products is adversely affected, the demand for advertising may also be adversely impacted and the impact may be material. In addition, our borrowing costs could be impacted, and such cost changes could reduce the expected returns on certain of our corporate development and other investment opportunities.

The terms of our indebtedness may restrict our current and future operations, particularly our ability to respond to changes in market conditions or to take some actions.
Our debt instruments impose operating and financial restrictions on us. These restrictions may condition, limit or prohibit, among other things, our ability to incur additional indebtedness, issue preferred stock, incur liens, pay dividends, enter into asset purchase or sale transactions, merge or consolidate with another company, dispose of all or substantially all of our assets or make certain other payments or investments. These restrictions could limit our ability to grow our business through acquisitions and could limit our ability to respond to market conditions or meet extraordinary capital needs.
We have historically incurred net losses which may continue in the future and may impact upon other aspects of our operations.
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
Certain future events and circumstances, including deterioration of general economic conditions, a decrease in audience acceptance of our content or programming, a shift by advertisers to competing advertising platforms and/or changes in consumer behavior could result in a downward revision in the estimated fair values of any of our reporting segments such as our syndication, cable or digital operations, which could result in non-cash impairment charges. Any such impairment charge for goodwill, intangible assets and/or programming could have a material adverse effect on our reported net earnings and other financial results.
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
We currently pay royalties to song composers and publishers through Broadcast Music, Inc (“BMI”), American Society of Composers, Authors, and Publishers (“ASCAP”), SESAC, Inc. (“SESAC”) and Global Music Rights Inc. (“GMR”) but not to record labels or recording artists for exhibition or use of over the air broadcasts of music. We must also pay royalties to the copyright owners of sound recordings for the digital audio transmission of such sound recordings on the internet. We pay such royalties under federal statutory licenses and pay applicable license fees to Sound Exchange, the non-profit organization designated by the United States Copyright Royalty Board to collect such license fees. The royalty rates applicable to sound recordings under federal statutory licenses are subject to adjustment. The royalty rates we pay to copyright owners for the public performance of musical compositions on our radio stations and internet streams have recently increased and could further increase as a result of private negotiations and the emergence of new performing rights organizations (“PRO”), which could adversely impact our businesses, financial condition, results of operations and cash flows. Further, from time to time, Congress considers legislation which could change the copyright fees and the procedures by which the fees are determined. The legislation historically has been the subject of considerable debate and activity by the broadcast industry and other parties affected by the proposed legislation. It cannot be predicted whether any proposed future legislation will become law or what impact it would have on our results from operations, cash flows or financial position.
A disproportionate share of our Radio Broadcasting segment revenue comes from a small number of geographic markets and our syndicated radio business, Reach Media.
For the year ended December 31, 2025, approximately 35.0% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. We consider our Radio Broadcasting segment to be our core radio business. Within our core radio business, seven of the thirteen markets in which we operated radio stations throughout 2025 (Atlanta, Baltimore, Charlotte, Cleveland, Houston, Indianapolis, and Washington, DC) or a portion thereof accounted for approximately 78.6% of our radio station net revenue for the year ended December 31, 2025. Revenue from the operations of Reach Media, along with revenue from the seven significant contributing radio markets, accounted for approximately 37.5% of our total consolidated net revenue for the year ended December 31, 2025. Adverse events or conditions, including reductions in government spending and/or employment, in one or more of the seven significant contributing radio markets or impacting Reach Media could have a material adverse effect on our overall financial performance and results of operations.
We may lose audience share and advertising revenue to our competitors.
Our media properties compete for audiences and advertising revenue with other radio stations and station groups and other media and technology such as artificial intelligence (“AI”). Fragmentation of audiences and/or adverse changes in audience behavior, ratings, internet traffic, and market shares could have a material adverse effect on our revenue. Larger media companies, with more financial resources than we have, may target our core audiences or enter the segments or markets in which we operate, causing competitive pressure. Further, other media and broadcast companies may change their programming format or engage in aggressive promotional campaigns to compete directly with our media properties for our core audiences and advertisers. Competition for our core audiences in any of our segments or markets could result in lower ratings or traffic and, hence, lower advertising revenue for us, or cause us to increase promotion and other expenses and, consequently, lower our earnings and cash flow. Changes in population, demographics, audience tastes and other factors beyond our control, could also cause changes in audience ratings or market share.

Consolidation among our competitors and other market participants has risen recently resulting in increased competitive pressures, such as limited availability of licensable content. Our competitors include vertically integrated media businesses, as well as companies in adjacent sectors with significantly more financial, marketing and other resources, greater efficiencies of scale, fewer regulatory burdens and more competitive pricing power. Such competitors could also have preferential access to programming and content, emergent technologies, such as AI, and more robust customer data and competitive information. Our competitors may also enter into business combinations or alliances that strengthen their competitive positions. Failure by us to respond successfully to these developments could have an adverse effect on our business and financial performance.
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
Risks related to developments in AI.
We face emergent risks related to AI including generative AI and automated content creation which could significantly alter audience behavior, degrade the perceived authenticity of our brand, and increase competitive fragmentation, any of which could materially and adversely affect our results of operations. The rapid evolution of AI technologies presents unique risks to our core business model, which relies on the human-centric connection between our on-air talent and our listeners. We are increasingly subject to the following risks:
•Audience Preference for Authenticity and Human Interaction: Our competitive advantage is built on “live and local” engagement. The increasing use of AI-generated voices, automated personalities, and synthetic content across the industry may lead to a shift in audience behavior where listeners prioritize or are unable to perceive “human authenticity.” If our listeners perceive our content as overly automated or lacking genuine human empathy, we may experience significant audience attrition and a diminished ability to charge premium rates for localized advertising.
•Fragmentation of Audio Discovery and Consumption: Generative AI search engines and AI-enabled virtual assistants are increasingly acting as intermediaries in audio discovery. As audience behavior shifts toward AI-curated personalized streams and “voice-first” discovery, traditional broadcast radio may be bypassed. If AI “gatekeepers” prioritize non-broadcast or algorithmic content over our stations, our reach and brand relevance could decline.
•Lowered Barriers to Entry and Content Saturation: AI enables competitors with significantly lower cost structures to produce high-quality, “media-like” experiences, including localized news and entertainment. This may lead to a saturated marketplace where audience attention is further diluted. Our ability to maintain market share depends on our ability to differentiate our content from a growing sea of low-cost, AI-generated alternatives.
•Regulatory and Reputational Risks of AI Disclosure: New and evolving regulations, including potential FCC mandates for AI-disclosure in political and commercial advertisements, could impact listener engagement. Mandatory disclosures may cause “listener confusion” or reflexive distrust of our broadcast stream, potentially leading to increased “tune-out” during revenue-generating commercial breaks.
If we fail to successfully navigate these behavioral shifts or if our own implementation of AI technologies alienates our core demographic, our advertising revenue, brand equity, and financial condition could be materially harmed.
Third parties may claim that we infringe on their rights based on the nature and content of information posted on websites we maintain.
We host internet services that enable individuals to exchange information, generate content, comment on our content, and engage in various online activities. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and internationally. While we monitor postings on our platforms, claims may be brought against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that may be posted online or generated by our users. Further, in times of economic instability, infringement claims may increase as rights holders become more proactive in enforcing their rights as other opportunities to monetize their rights diminish. Our defense of such actions could be costly and involve significant time and attention of our management and other resources.

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
Future asset impairment to the carrying values of our goodwill across our various reporting units could adversely impact our results of operations.
We are required to test our goodwill for impairment at least annually, which we have traditionally done as of October 1 each year, or on an interim basis when events or changes in circumstances suggest impairment may have occurred. Impairment is measured as the excess of the carrying value of the goodwill intangible asset over its fair value. Impairment may result from deterioration in our performance, changes in anticipated future cash flows, changes in business plans, adverse economic or market conditions, a decrease in audience acceptance of our programming, a shift by advertisers to competing advertising platforms and/or changes in consumer behavior, adverse changes in applicable laws and regulations, or other factors beyond our control. The amount of any impairment must be expensed as a charge to operations. Fair values of goodwill within the Radio Broadcasting reportable segment have been estimated using the income approach, which incorporates several judgmental assumptions including, but not limited to, projected revenue assumptions, operating profit margins, discount rate and terminal rate. We also utilize a market-based approach to evaluate our fair value estimates. There are inherent uncertainties related to these assumptions and our judgment in applying them to the impairment analysis.
The Company tests the Cable Television reporting unit for potential impairment using the Guideline Public Company (“GPC”) and income approach that estimates the fair value of the reporting unit, which involves, but is not limited to, judgmental estimates and assumptions about projected revenues, operating profit margins, discount rates, and the average recurring EBITDA multiples.

As of December 31, 2025, we had approximately $92.4 million of goodwill, net associated with the Cable Television segment, which represented approximately 15.6% of our total assets. Therefore, we believe estimating the fair value of the Cable Television segment is a critical accounting estimate because of the significance of its carrying value in relation to our total assets and the subjective nature of the assumptions used to determine the fair value of the asset.

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
Within our core radio business, we are required to maintain radio broadcasting licenses issued by the FCC. These licenses are ordinarily issued for a maximum term of 8 years and are renewable. Currently, subject to renewal, our radio broadcasting licenses expire at various times beginning October 2027 through August 1, 2030. While we anticipate receiving renewals of all of our broadcasting licenses, interested third parties may challenge our renewal applications. During the periods when a renewal application is pending, informal objections and petitions to deny the renewal application can be filed by interested parties, including members of the public, on a variety of grounds. In addition, we are subject to extensive and changing regulation by the FCC with respect to such matters as programming, indecency standards, technical operations, employment and business practices. If we or any of our significant stockholders, officers, or directors violate the FCC’s rules and regulations or the Communications Act of 1934, as amended (the “Communications Act”), or is convicted of a felony or found to have engaged in certain other types of non-FCC related misconduct, the FCC may commence a proceeding to impose fines or other sanctions upon us. Moreover, FCC oversight, regulations and enforcement priorities may change over time, and there can be no assurance that changes would not adversely impact our business, financial condition and results of operations. Examples of possible sanctions include the imposition of fines, the renewal of one or more of our broadcasting licenses for a term of fewer than 8 years or the revocation of our broadcast licenses. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio station covered by the license only after we had exhausted administrative and judicial review without success.
Disruptions or security breaches of our information technology infrastructure could interfere with our operations, compromise client information and expose us to liability, possibly causing our business and reputation to suffer.
The use of technology in substantially all aspects of our business operations gives rise to cybersecurity risks. Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions around the world have increased. We suffered cyber-attacks in each of 2019 and 2025. These incidents did not have a material impact on our business, operations, or financial results. However, despite every measure we take to address cybersecurity matters, and although we have not experienced any material losses relating to any cyber-attack, we cannot assure you that we will not suffer losses related to cyber-attacks in the future, particularly due to the rapid changes in AI technology. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in general. Our efforts to protect our company’s data or the information we receive may be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data on a continual basis.
Any internal technology breach, error or failure impacting systems hosted internally or externally, or any large-scale external interruption in technology infrastructure we depend on, such as power, telecommunications or the internet, may disrupt our technology network. Any individual, or repeated failure of technology could impact our operations and result in increased costs or reduced revenues. Our technology systems may also be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. Our technology security initiatives, disaster recovery plans and other measures may not be adequate or implemented properly to prevent a business disruption and its adverse consequences, financial or otherwise.

In addition, as a part of our ordinary business operations, we may collect and store sensitive data, including personal information about our clients, listeners and employees. The secure operation of the networks and systems on which this type of information is stored, processed and maintained is critical to our business operations and strategy. Any compromise of our technology systems could result in the loss, disclosure, misappropriation of or access to clients’, listeners’, employees’ or business partners’ information. Any such event could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disruption of our operations and damage to our reputation, any or all of which could adversely affect our business. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security.
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
The Communications Act and FCC rules and policies limit the number of broadcasting properties that any person or entity may own (directly or by attribution) in any market and require FCC approval for transfers of control and assignments of licenses. The FCC’s media ownership rules remain subject to further agency and court proceedings. As a result of the FCC media ownership rules, the outside media interests of our officers and directors could limit our ability to acquire stations. The filing of petitions or complaints against us or any FCC licensee from which we are acquiring a station could result in the FCC delaying the grant, refusing to grant, or imposing conditions on its consent to the assignment or transfer of control of licenses. The Communications Act and FCC rules and policies also impose limitations on non-U.S. ownership and voting of our capital stock.
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
Deregulation could have an impact upon our internet business.
Changes in government regulations and the deregulation of broadcast ownership rules may increase competitive pressures and adversely affect our business and financial condition. Our operations are subject to the jurisdiction of the FCC, which possesses the authority to modify or eliminate existing regulations governing the radio broadcasting industry. While the deregulation of broadcast ownership limits, including the potential relaxation of local radio ownership caps and the elimination of cross-ownership restrictions, may provide us with opportunities for growth and consolidation, such changes also present significant risks. Specifically, deregulation may allow existing or new competitors to acquire a larger number of stations in our key markets, creating dominant clusters that could significantly enhance their competitive position in attracting listeners and advertisers. Increased competition for a limited number of desirable broadcast signals could lead to higher acquisition prices, making it more difficult or expensive for us to execute our own growth strategy. Furthermore, if deregulation leads to a more concentrated market or a significant change in the industry landscape, it could result in increased scrutiny from other regulatory bodies or the imposition of new, burdensome “public interest” obligations as a condition of continued deregulation. Any such regulatory shifts could increase our compliance costs, reduce our operational flexibility, or devalue our FCC licenses, which could have a material adverse effect on our business, results of operations, and financial condition.
Unique Risks Related to Our Cable Television Segment
The loss of affiliation agreements could materially adversely affect our Cable Television segment’s results of operations.
Our Cable Television segment is dependent upon the maintenance of affiliation agreements with cable and direct broadcast distributors for its revenues, and there can be no assurance that these agreements will be renewed in the future on terms acceptable to such distributors. The loss of one or more of these arrangements could reduce the distribution of TV One’s and/or CLEO TV’s programming services and reduce revenues from subscriber fees and advertising. Further, the loss of favorable packaging, positioning, pricing or other marketing opportunities with any distributor could reduce revenues from subscribers and associated subscriber fees. In addition, consolidation among cable distributors and increased vertical integration of such distributors into the cable or broadcast network business have provided more leverage to these distributors and could adversely affect our Cable Television segment’s ability to maintain or obtain distribution for its network programming on favorable or commercially reasonable terms, or at all. The results of renewals could have a material adverse effect on our Cable Television segment’s revenues and results of operations. We cannot assure you that TV One and/or CLEO TV will be able to renew their affiliation agreements on commercially reasonable terms, or at all. The loss of a significant number of these arrangements or the loss of carriage on basic programming tiers could reduce the distribution of our content, which may adversely affect our revenues from subscriber fees and our ability to sell national and local advertising time.

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
Pursuant to the terms of employment with our President and CEO, Mr. Alfred C. Liggins, III, in recognition of Mr. Liggins’ contributions in founding TV One on our behalf, he is eligible to receive an award amount equal to approximately 4.2% of any proceeds from distributions or other liquidity events in excess of the return of our aggregate investment in Cable Television (the “Employment Agreement Award”). Our obligation to pay the award was triggered after our recovery of the aggregate amount of capital contribution in Cable Television, and payment is required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event in excess of such invested amount. Mr. Liggins’ rights to the Employment Agreement Award (i) cease if he is terminated for cause or he resigns without good reason and (ii) expire at the termination of his employment (but similar rights could be included in the terms of a new employment agreement or arrangement). As a result of this arrangement, the interest of Mr. Liggins’ with respect to Cable Television may conflict with your interests as holders of our debt or equity securities.
Two common stockholders have a majority voting interest in Urban One and have the power to control matters on which our common stockholders may vote, and their interests may conflict with yours.
As of December 31, 2025, our Chairperson and her son, our President and CEO, together held in excess of 75.0% of the outstanding voting power of our common stock. As a result, our Chairperson and our CEO control our management and policies and decisions involving or impacting Urban One, including transactions involving a change of control, such as a sale or merger. The interests of these stockholders may differ from the interests of our other stockholders and our debt holders. Our Chairperson and the CEO have agreed to vote their shares together in elections of members to the Board of Directors of Urban One.

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
We are a “smaller reporting company” and, thus, have certain decreased disclosure obligations in our SEC filings, including, among other things, simplified executive compensation disclosures and only being required to provide 2 years of audited consolidated financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects and may make our common stock a less attractive investment. While we do make certain disclosures beyond what is required for a “smaller reporting company”, we do not make any assurances that we will continue such additional disclosures in the future.
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
In response to the evolving threat landscape, the Company has continued to enhance its cybersecurity risk management practices, including strengthening identity controls, expanding endpoint visibility, and increasing the use of external cybersecurity expertise to support monitoring and response capabilities.
Our cybersecurity risk management process includes:
•Continuous enterprise-wide risk monitoring to assess and respond to emerging cyber threats, supported by enhanced telemetry and threat intelligence to improve detection and response timelines. Our enterprise risk management assesses the characteristics and circumstances of the evolving business environment and seeks to identify both the potential impacts to our company of a particular risk and the speed with which the risk may manifest;
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
•Collaboration with external cybersecurity experts for penetration testing, vulnerability management, and incident response support; and

•Security evaluations for vendors and other third-party service providers to help mitigate supply chain risks. These evaluations include reviewing our service provider and vendor management programs and the related agreements to require prompt notification of cyber incidents, outages and software vulnerabilities to facilitate timely assessment and disclosure of third-party cyber risks. Generally, we require our third-party providers to abide by confidentiality and security processes, particularly for third-party data-processing activities. Our evaluations also include inquiries about the vendor’s or service provider’s cybersecurity history, including any breaches or other incidents. Our third-party security evaluations are limited by their disclosures; therefore, a risk-based approach is used in making vendor and contractual decisions based on those disclosures and the totality of the circumstances, such as whether the third party will have access to personal information or our network, including incident response readiness and escalation coordination.
Through these measures, Urban One is committed to maintaining a strong cybersecurity posture and protecting against potential security threats.
Material Effects of Cybersecurity Threats and Incidents:
Cybersecurity threats have the potential to impact our operations, financial condition, and reputation. While we have not experienced any material cybersecurity incidents during the reporting period, we recognize that such incidents could result in:
•Disruption of operations, impacting revenue and productivity;
•Unauthorized access to or theft of sensitive data, potentially leading to regulatory and legal implications; and
•Reputational harm, affecting customer trust and investor confidence.
Urban One employs continuous threat monitoring, security awareness initiatives, and incident response protocols to mitigate these risks. Our security team remains focused on maintaining a proactive and adaptive security strategy to minimize the likelihood and impact of cybersecurity incidents. In doing so, the Company uses both internal and external resources to implement, monitor, test and execute the company’s risk management strategy. The Company continues to evaluate cybersecurity risks and incidents, including those occurring subsequent to the reporting period, in accordance with applicable disclosure requirements.
Board Oversight:
The Board of Directors provides oversight of Urban One’s cybersecurity risk management efforts. The Board receives updates from the Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”) on key cybersecurity risks, threat trends, and mitigation strategies on an annual basis and, more frequently, as trends, threat profiles and/or circumstances require. These updates are based on internal security monitoring and reporting, as well as insights from our managed security service provider (“MSSP”).
The Board remains committed to ensuring cybersecurity remains a priority for the organization and that the appropriate resources and governance structures are in place to manage cyber risks effectively.
Cybersecurity matters are addressed as part of the Board’s ongoing risk oversight activities, with updates provided as circumstances warrant.
Management's Role and Expertise:
Urban One’s cybersecurity program is led by the CIO and CISO, who are responsible for cybersecurity strategy, risk management, and incident response. The CISO collaborates closely with the CIO, IT leadership, and business stakeholders to align security initiatives with the Company’s broader strategic objectives. Management regularly reviews and adjusts cybersecurity priorities based on threat intelligence, business changes, and regulatory developments.

Our CISO has more than 25 years of experience in cybersecurity, risk management, and technology leadership across financial services and global enterprises. Before joining Urban One, he served as Chief Information Security Officer at Farm Credit Financial Partners, Inc., leading enterprise-wide security initiatives. He has also held key leadership roles at Rabobank International, where he progressed through various IT, security operations, and risk management positions. Additionally, he led cybersecurity and risk management programs at United Technologies Corporation, where he focused on analytics-driven security solutions to enhance organizational resilience. He holds dual master’s degrees in Information Security & Assurance and IT Management and also has an Executive MBA from the University of Connecticut.
Our CIO has more than 30 years’ experience spanning multiple disciplines within Information Technology. He has served in key leadership roles at major energy, academic, technology, and management consulting firms. He led key initiatives that supported the technological integration of a Fortune 5 corporate merger, the introduction of a Service Management framework in a large academic environment, and the management of Service Delivery and IT Operations. He has played a lead role in major infrastructure and security related crisis mitigation and transformation. He has worked in national and international environments. His experience includes assignments in North America, South America, Europe, and Africa. He serves on the Board of Directors for the MidAtlantic CIO Forum and chairs the Vendor Liaison Committee. He is a member of the Media Financial Management Association. As a recognized leader he has delivered industry speeches to academic and government organizations. He holds a Bachelor’s Degree in Computer Science from Drexel University, a Master of Business Administration from UMUC, and a Master of Information Technology from UMUC.
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
ITEM 2. PROPERTIES
The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. Our other media properties generally only require office space. We typically lease our studio and office space with lease terms ranging from 5-10 years in length. A station’s studios are generally housed with its offices in business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We lease a majority of our main transmitter/antenna sites and associated broadcast towers and, when negotiating a lease for such sites, we try to obtain a lengthy lease term with options to renew. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases, or in leasing additional space or sites, if required.
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
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND COMPANY PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A voting common stock is traded on the Nasdaq Stock Market under the symbol “UONE.” Our Class D non-voting common stock is traded on the Nasdaq Stock Market under the symbol “UONEK.”
Number of Stockholders
Based upon a survey of record holders and a review of our stock transfer records, as of February 13, 2026, there were 5,350 holders of Urban One’s Class A Common Stock, 2 holders of Urban One’s Class B Common Stock, 2 holders of Urban One’s Class C Common Stock, and 5,296 holders of Urban One’s Class D Common Stock. The number of holders of our Class A and Class D Common Stock is reflective of adjustments for our Reverse Stock Split effective January 22, 2026.
Dividends
Since first selling our common stock publicly in May 1999, we have not declared any cash dividends on any class of our common stock. We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our common stock in the foreseeable future. In addition, any determination to declare and pay dividends will be made by our Board of Directors in light of our earnings, financial position, capital requirements, contractual restrictions contained in our credit facility and the indentures governing our first and second lien senior secured notes, and other factors as the Board of Directors deems relevant. (See Note 13 - Debt of our consolidated financial statements.)
Purchases of Equity Securities by the Company and Affiliated Purchasers
The following table sets forth purchases of our common stock by the Company during the quarter ended December 31, 2025:

Period and Class	(a) Total Number of Shares (or Units) Purchased(a)	(b) Average Price Paid Per Share (or Units)(a)	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	(d) Maximum Number (or approved Dollar Value) of Shares (or Units) that May Yet be Purchased Under the plans or Programs (in thousands)

Class A
October 1 - October 31, 2025	—	$—	—	$11,525
November 1 - November 30, 2025	—	—	—	11,525
December 1 - December 31, 2025	—	—	—	11,412
Total	—	$—	—	$11,412
Class D
October 1 - October 31, 2025	—	$—	—	$11,525
November 1 - November 30, 2025	—	—	—	11,525
December 1 - December 31, 2025	13,773	8.20	13,773	11,412
Total	13,773	$8.20	13,773	$11,412
(a) Total number of share information and average price paid have been retroactively adjusted to reflect the 1-for-10 Reverse Stock Split that occurred on January 22, 2026.
(b) On September 27, 2022, the Compensation Committee authorized the repurchase of up to $0.5 million worth of shares in the aggregate from employees who want to sell in connection with the Company’s most recent employee stock grant. On June 10, 2024, the Company’s Board of Directors approved a share repurchase authorization to repurchase up to $20.0 million of the Company's outstanding Class A and/or Class D Common Stock (collectively, the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program would have remained in effect for up to 24 months or until the authorization is exhausted, however, certain restrictions on stock repurchases were imposed in connection with our December 2025 refinancing. See Note 15 - Stockholders Equity of the Company’s consolidated financial statements for further discussion.

As a result of certain restrictions imposed in connection with our December 2025 refinancing, our ability to make future repurchases of our common stock is limited by contractual restrictions contained in the indentures governing both our new first and second lien senior secured notes.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.
Overview
For the year ended December 31, 2025, consolidated net revenue decreased approximately 16.7% compared to the year ended December 31, 2024. For 2026, our strategy will be to: (i) grow market share; (ii) improve audience share in certain markets and improve revenue conversion of strong and stable audience share in certain other markets; and (iii) grow and diversify our revenue by executing our multimedia strategy.
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
The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	Years Ended December 31,
	2025	2024
Radio Broadcasting segment	37.2%	36.9%
Reach Media segment	8.3%	10.5%
Digital segment(1)	12.8%	14.0%
Cable Television segment(1)	42.4%	39.1%
All other - corporate/eliminations	(0.7)%	(0.5)%
(1) Effective January 1, 2025, segment information for the prior periods has been recast in this Annual Report on Form 10-K to include reclassification of a portion of revenues from our connected TV offering from the Digital segment to the Cable Television segment.
The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	Years Ended December 31,
	2025	2024
Percentage of core radio business generated from local advertising	63.4%	59.8%
Percentage of core radio business generated from national advertising, including network advertising	30.7%	35.2%
Percentage of core radio business generated from other revenue	5.9%	5.0%

The following chart shows the sources of our net revenue for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands)
Net Revenue:
Radio advertising	$150,021	$175,731	$(25,710)	(14.6)%
Political advertising	1,430	20,439	(19,009)	(93.0)%
Digital advertising(1)	47,829	59,064	(11,235)	(19.0)%
Cable television advertising(1)	89,410	98,532	(9,122)	(9.3)%
Cable television affiliate fees	69,399	77,071	(7,672)	(10.0)%
Event revenues & other	16,282	18,837	(2,555)	(13.6)%
Net revenue	$374,371	$449,674	$(75,303)	(16.7)%
(1) Effective January 1, 2025, segment information for the prior periods has been recast in this Annual Report on Form 10-K to include reclassification of a portion of revenues from our connected TV offering from the Digital segment to the Cable Television segment.
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

URBAN ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS
The following table summarizes our historical consolidated results of operations:
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024 (in thousands)

	Years Ended December 31,
	2025	2024	Change

Net revenue	$374,371	$449,674	$(75,303)	(16.7)%
Operating expenses:
Programming and technical, excluding stock-based compensation	125,396	135,235	(9,839)	(7.3)%
Selling, general and administrative, excluding stock-based compensation(a)	207,300	224,837	(17,537)	(7.8)%
Stock-based compensation	1,907	5,716	(3,809)	(66.6)%
Depreciation and amortization	18,073	7,716	10,357	*NM
Impairment of goodwill and intangible assets	191,816	151,755	40,061	26.4%
Total operating expenses	544,492	525,259	19,233	3.7%
Operating loss	(170,121)	(75,585)	(94,536)	*NM
Interest and investment income	2,492	5,980	(3,488)	(58.3)%
Interest expense	(38,806)	(48,571)	9,765	(20.1)%
Gain on retirement of debt	44,009	23,271	20,738	89.1%
Other (expense) income, net	(463)	896	(1,359)	*NM
Loss from operations before benefit from (provision for) income taxes	(162,889)	(94,009)	(68,880)	73.3%
Benefit from (provision for) income taxes	16,010	(9,759)	25,769	*NM
Net loss from consolidated operations	(146,879)	(103,768)	(43,111)	41.5%
Loss from unconsolidated joint venture	—	(411)	411	*NM
Net loss	(146,879)	(104,179)	(42,700)	41.0%
Net (loss) income attributable to non-controlling interests	(10)	1,215	(1,225)	*NM
Net loss attributable to common stockholders	$(146,869)	$(105,394)	$(41,475)	39.4%
*NM - Not meaningful
(a) Corporate selling, general and administrative expenses have been collapsed with Selling, general and administrative expenses in the consolidated statements of operations.

Net revenue

Years Ended December 31,		Change
2025	2024
$374,371	$449,674	$(75,303)	(16.7)%
During the year ended December 31, 2025, we recognized approximately $374.4 million in net revenue compared to approximately $449.7 million during the year ended December 31, 2024. These amounts are net of agency and outside sales representative commissions. We recognized approximately $139.1 million of revenue from our Radio Broadcasting segment during the year ended December 31, 2025, compared to approximately $165.8 million for the year ended December 31, 2024, a decrease of approximately $26.7 million. The decrease was primarily driven by weaker overall demand from national and local advertisers and non-returning political revenues. We recognized approximately $31.1 million of revenue from our Reach Media segment during the year ended December 31, 2025, compared to approximately $47.3 million for the year ended December 31, 2024, a decrease of approximately $16.1 million. The decrease was primarily driven by a decrease in syndicated revenue and event revenue. We recognized approximately $47.8 million of revenue from our Digital segment during the year ended December 31, 2025, compared to $62.8 million during the year ended December 31, 2024, a decrease of approximately $15.0 million. The decrease was primarily driven by a decrease in direct revenue streams and a decrease in Reach and Radio national streaming revenue. We recognized approximately $159.0 million of revenue from our Cable Television segment during the year ended December 31, 2025, compared to $176.1 million during the year ended December 31, 2024, a decrease of approximately $17.1 million. The decrease was primarily driven by the churn of subscribers and lower advertising sales.
Operating expenses
Programming and technical, excluding stock-based compensation

Years Ended December 31,		Change
2025	2024
$125,396	$135,235	$(9,839)	(7.3)%
Programming and technical expenses for the Radio Broadcasting segment include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Expenses for the Radio Broadcasting segment also include expenses associated with our programming research activities and music royalties. For our Digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our Cable Television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. Programming and technical expenses were approximately $125.4 million for the year ended December 31, 2025 compared to approximately $135.2 million for the year ended December 31, 2024, decrease of approximately $9.8 million. The decrease in programming and technical expenses for the year ended December 31, 2025, compared to the same period in 2024, was due to lower expenses across most segments. Expenses in our Digital segment decreased approximately $1.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 due primarily to lower headcount costs, lower rent expense, and lower video production costs. Expenses in our Reach Media segment decreased approximately $1.8 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 due primarily to a decrease in talent fees, decreased profit share, and decreased affiliate station compensation. Expenses in our Cable Television segment decreased approximately $6.7 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 due primarily to lower programming asset amortization, lower headcount costs, and a reduction in program development write-offs. Expenses in our Radio Broadcasting segment decreased approximately $0.1 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by higher music license expenses offset by lower headcount costs, barter expenses, and lower tower rental costs.

Selling, general and administrative, excluding stock-based compensation

Years Ended December 31,		Change
2025	2024
$207,300	$224,837	$(17,537)	(7.8)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel, marketing and promotional expenses, corporate costs, special events and sponsorships and back-office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the Radio Broadcasting segment and Digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include traffic acquisition costs for our Digital segment. Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions.
Selling, general and administrative expenses were approximately $207.3 million for the year ended December 31, 2025 compared to $224.8 million for the year ended December 31, 2024, a decrease of approximately $17.5 million. Expenses in our Radio Broadcasting segment decreased by approximately $10.7 million for the year ended December 31, 2025, compared to the year ended December 31, 2024 due primarily to lower revenue, lower headcount costs, lower facility and rental costs, lower national rep fees, and lower bank charges. Expenses in our Digital segment decreased approximately $2.5 million for the year ended December 31, 2025, compared to the year ended December 31, 2024 due primarily to a decrease in traffic acquisition costs due to lower revenue, a decrease in sales production costs, a decrease in legal costs and lower headcount costs. Expenses in our Cable Television segment decreased approximately $4.7 million or the year ended December 31, 2025, compared to the year ended December 31, 2024 due primarily to the timing of media campaigns, fewer promotional event expenses, lower headcount costs, lower facility and rental costs, and a decrease in payroll expenses. Reach Media and Corporate selling, general and administrative expenses were primarily flat year-over-year.
Stock-based compensation

Years Ended December 31,		Change
2025	2024
$1,907	$5,716	$(3,809)	(66.6)%
Stock-based compensation expense was approximately $1.9 million for the year ended December 31, 2025 compared to approximately $5.7 million for the year ended December 31, 2024, a decrease of approximately $3.8 million. The decrease in stock-based compensation was primarily due to no executive grants being made during 2025.
Depreciation and amortization

Years Ended December 31,		Change
2025	2024
$18,073	$7,716	$10,357	*NM
Depreciation and amortization expense was approximately $18.1 million for the year ended December 31, 2025, compared to approximately $7.7 million for the year ended December 31, 2024, increase of approximately $10.4 million. This increase is primarily driven by the additional TV One Trade Name and radio broadcasting license amortization of approximately $11.6 million as described in Note 12 - Goodwill, Net And Other Intangible Assets, Net, offset by lower depreciation expense for property and equipment.

Impairment of goodwill and intangible assets

Years Ended December 31,		Change
2025	2024
$191,816	$151,755	$40,061	26.4%
Impairment of goodwill and intangible assets was approximately $191.8 million during the year ended December 31, 2025 compared to approximately $151.8 million for the year ended December 31, 2024, increase of approximately $40.1 million. See Note 12 – Goodwill, Net And Other Intangible Assets, Net of the Company’s consolidated financial statements for further discussion.
Interest and investment income

Years Ended December 31,		Change
2025	2024
$2,492	$5,980	$(3,488)	(58.3)%
Interest and investment income was approximately $2.5 million for the year ended December 31, 2025 compared to approximately $6.0 million for the year ended December 31, 2024, a decrease of approximately $3.5 million. The decrease was primarily due to lower interest-bearing cash and cash equivalents balances during the year ended December 31, 2025, than in the corresponding period in 2024.
Interest expense

Years Ended December 31,		Change
2025	2024
$(38,806)	$(48,571)	$9,765	(20.1)%
Interest expense decreased to approximately $38.8 million for the year ended December 31, 2025, compared to approximately $48.6 million for the year ended December 31, 2024, decrease of approximately $9.8 million. The decrease is due to lower overall debt balances outstanding. See Note 13 - Debt of the Company’s consolidated financial statements for further discussion.
Gain on retirement of debt

Years Ended December 31,		Change
2025	2024
$44,009	$23,271	$20,738	89.1%
Gain on retirement of debt was approximately $44.0 million for the year ended December 31, 2025 compared to approximately $23.3 million for the year ended December 31, 2024, an increase of approximately $20.7 million. As discussed above, during the year ended December 31, 2025, the Company repurchased approximately $96.7 million of its 2028 Notes at an average price of approximately 53.6% of par, resulting in a net gain on retirement of debt of approximately $44.0 million. During the year ended December 31, 2024, the Company repurchased approximately $140.4 million of its 2028 Notes at an average price of approximately 82.3% of par, resulting in a net gain on retirement of debt of approximately $23.3 million.

Benefit from (provision for) income taxes

Years Ended December 31,		Change
2025	2024
$16,010	$(9,759)	$25,769	*NM
For the year ended December 31, 2025, we recorded a benefit from income taxes of approximately $16.0 million on the pre-tax loss of $162.9 million resulting with an annual effective tax rate of 9.8%. The difference between the effective rate and the Company’s statutory rate relates primarily to the effect of state taxes, changes in our valuation allowance, uncertain tax positions, and permanent differences associated with non-deductible officer compensation. For the year ended December 31, 2024, we recorded a provision for income taxes of approximately $9.8 million on pre-tax loss of $94.0 million resulting with an annual effective tax rate of (10.4)%. The difference between the effective rate and the Company’s statutory rate relates primarily to the effect of state taxes, changes in our valuation allowance, uncertain tax positions, and permanent differences associated with non-deductible officer compensation.
Net (loss) income attributable to non-controlling interests

Years Ended December 31,		Change
2025	2024
$(10)	$1,215	$(1,225)	*NM
Net loss attributable to non-controlling interests decreased by approximately $1.2 million. The change was primarily driven by the decreased profitability in the Reach Media business compared to the year ended December 31, 2024.
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
Broadcast and digital operating income decreased to approximately $92.4 million for the year ended December 31, 2025, compared to approximately $140.2 million for the year ended December 31, 2024, a decrease of approximately $47.7 million or (34.1)%. This decrease was due to lower broadcast and digital operating income at each of our segments except our Cable Television segment. Our Radio Broadcasting segment generated approximately $21.2 million of broadcast and digital operating income during the year ended December 31, 2025, compared to approximately $39.2 million during the year ended December 31, 2024, primarily due to lower radio and political revenues offset by lower selling, general and administrative expenses. Reach Media generated approximately $1.4 million of broadcast and digital operating income during the year ended December 31, 2025, compared to approximately $15.5 million during the year ended December 31, 2024, primarily due to lower advertising and political revenues offset by lower programming and technical expenses. Our Digital segment generated approximately $2.4 million of broadcast and digital operating income during the year ended December 31, 2025, compared to approximately $18.1 million during the year ended December 31, 2024, primarily due to lower digital advertising revenues offset by lower programming and technical and selling, general and administrative expenses. Finally, our Cable Television segment generated approximately $67.5 million of broadcast and digital operating income during the year ended December 31, 2025, compared to approximately $67.0 million during the year ended December 31, 2024, primarily due to lower programming and technical and selling, general and administrative expenses.
(c)Adjusted EBITDA: Adjusted EBITDA consists of net (loss) income plus (1) depreciation and amortization, income taxes, interest expense, net income attributable to non-controlling interests, impairment of goodwill and intangible assets, stock-based compensation, (gain) loss on retirement of debt, employment agreement award and other compensation, corporate costs, non-recurring litigation settlement costs, non-recurring debt refinancing costs, severance-related costs, investment income, loss from unconsolidated joint venture, loss from ceased non-core business initiatives less (2) other income, net and interest and investment income. Net (loss) income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under GAAP. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant measure used by our management to evaluate the operating performance of our business. Accordingly, based on the previous description of Adjusted EBITDA, we believe that it provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and goodwill and intangible assets, or capital structure. Adjusted EBITDA is frequently used as one of the measures for comparing businesses in the broadcasting industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including, but not limited to the fact that our definition includes the results of all four of our operating segments (Radio Broadcasting, Reach Media, Digital, and Cable Television). Business activities unrelated to these four segments are included in an “all other” category which the Company refers to as “All other - corporate/eliminations.” Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as alternatives to those measurements as an indicator of our performance.

Summary of Performance
The table below provides a summary of our performance based on the metrics described above:

	Years Ended December 31,
	2025	2024

	(in thousands)

Net revenue	$374,371	$449,674
Broadcast and digital operating income	92,442	140,181
Adjusted EBITDA	56,657	103,463
Net loss attributable to common stockholders	(146,869)	(105,394)
The reconciliation of net loss attributable to common stockholders to broadcast and digital operating income is as follows:

	Years Ended December 31,
	2025	2024

	(in thousands)

Net loss attributable to common stockholders	$(146,869)	$(105,394)
Add back/(deduct) certain non-broadcast and digital operating income items included in net loss:
Interest and investment income	(2,492)	(5,980)
Interest expense	38,806	48,571
(Benefit from) provision for income taxes	(16,010)	9,759
Corporate selling, general and administrative expenses(1)	50,767	50,579
Stock-based compensation	1,907	5,716
Gain on retirement of debt	(44,009)	(23,271)
Other expense (income), net	463	(896)
Loss from unconsolidated joint venture	—	411
Depreciation and amortization	18,073	7,716
Net (loss) income attributable to non-controlling interests	(10)	1,215
Impairment of goodwill and intangible assets	191,816	151,755
Broadcast and digital operating income	$92,442	$140,181
(1) Corporate selling, general and administrative expenses consists of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions.

The reconciliation of net loss attributable to common stockholders to Adjusted EBITDA is as follows:

	Years Ended December 31,
	2025	2024

	(in thousands)

Net loss attributable to common stockholders	$(146,869)	$(105,394)
Add back/(deduct) certain Adjusted EBITDA items included in net loss:
Interest and investment income	(2,492)	(5,980)
Interest expense	38,806	48,571
(Benefit from) provision for income taxes	(16,010)	9,759
Depreciation and amortization	18,073	7,716
EBITDA	$(108,492)	$(45,328)
Stock-based compensation	1,907	5,716
Gain on retirement of debt	(44,009)	(23,271)
Other expense (income), net	463	(896)
Loss from unconsolidated joint venture	—	411
Net (loss) income attributable to non-controlling interests	(10)	1,215
Corporate costs(a)	2,211	8,658
Litigation settlement costs(b)	3,078	—
Debt refinancing costs(c)	7,698	—
Severance-related costs	1,753	2,712
Impairment of goodwill and intangible assets	191,816	151,755
Loss from ceased non-core business initiatives	242	2,491
Adjusted EBITDA	$56,657	$103,463
(a) Corporate costs primarily include professional fees and other nonrecurring items related to the material weakness remediation efforts.
(b) Non-recurring litigation settlement costs include a $3.1 million charge related to the rate increase for royalties for historical period (see Note 17 - Commitments And Contingencies).
(c) Debt refinancing costs include third-party transaction costs related to the First Lien Senior Secured Notes and Second Lien Senior Secured Notes. (see Note 13 - Debt)
Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our asset-backed credit facility. Our cash, cash equivalents and restricted cash balance is approximately $26.4 million as of December 31, 2025. As of December 31, 2025, there were $10.0 million of borrowings outstanding on the Current ABL Facility (as defined below) which has up to $75.0 million in overall capacity (subject to determination with reference to the “Borrowing Base”, as defined in the Current ABL Credit Facility). Subsequent to the drawdown, the Company's borrowing capacity was approximately $40.3 million as of December 31, 2025.
The Company regularly considers the impact of macroeconomic conditions on our business. Uncertainty in the macroeconomic environment with continued increases in inflation and interest rates, changes in governmental spending and its resulting impact on the national and more localized economies and banking volatility, may have an adverse effect on our revenues.
From time to time, the Company may repurchase its outstanding debt and/or equity securities in open market purchases. Under open authorizations, repurchases of our outstanding debt and/or equity securities may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Repurchased debt and equity securities are usually retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s outstanding debt and/or equity securities and other factors, and subject to restrictions under applicable law.

On June 10, 2024, the Company’s Board of Directors approved a share repurchase authorization to repurchase up to $20.0 million of the Company's outstanding Class A and/or Class D Common Stock (collectively, the “2024 Stock Repurchase Program”).
During the year ended December 31, 2025, the Company repurchased 85,188 shares of Class A Common Stock under the 2024 Stock Repurchase Program for an aggregate purchase price of approximately $1.3 million, or an average price of $15.77 per share. 90,889 shares of Class A Common Stock that remained in Treasury Stock, at cost as of December 31, 2025. During the year ended December 31, 2024, the Company repurchased 285,084 shares of Class A Common Stock under the 2024 Stock Repurchase Program for an aggregate purchase price of approximately $5.0 million, or an average price of $17.70 per share. 90,889 shares of Class A Common Stock remained in Treasury Stock, at cost as of December 31, 2024.
During the year ended December 31, 2025, the Company repurchased 113,575 shares of Class D Common Stock under the 2024 Stock Repurchase Program for an aggregate purchase price of approximately $0.8 million, or an average price of $7.30 per share. During the year ended December 31, 2025, the Company executed Stock Vest Tax Repurchases of 68,173 shares of Class D Common Stock for an aggregate purchase price of approximately $0.5 million, or an average price of $7.20 per share.
During the year ended December 31, 2024, the Company repurchased 119,161 shares of Class D Common Stock under the 2024 Stock Repurchase Program in the amount of approximately $1.4 million at an average price of $12.20 per share. During the year ended December 31, 2024, the Company executed Stock Vest Tax Repurchases of 42,597 shares of Class D Common Stock in the amount of approximately $1.4 million at an average price of $32.00 per share.
The 2024 Stock Repurchase Program has been cancelled due to certain restrictions on stock repurchases that were imposed in connection with our December 2025 Refinancing. See Note 13 - Debt of our consolidated financial statements for further discussion.
On September 27, 2022, the Compensation Committee authorized the repurchase of up to $0.5 million worth of shares in the aggregate from employees who want to sell in connection with the Company’s most recent employee stock grant (the “Stock Grant Repurchase Authorization”). During the year ended December 31, 2025, the Company did not repurchase any shares of Class A stock under the $0.5 million Stock Grant Repurchase Authorization. During the year ended December 31, 2025 the Company repurchased 9,898 shares of Class D Common Stock for approximately $0.1 million at an average price of $9.80 per share. During the year ended December 31, 2024, the Company did not repurchase any shares of Class A stock under the Stock Grant Repurchase Authorization. During the year ended December 31, 2024, the Company repurchased 18,450 shares of Class D Common Stock for approximately $0.3 million at an average price of $14.20 per share. After giving effect to the above transactions, the Stock Grant Repurchase Authorization has approximately $0.1 million remaining shares under the authorization.
All repurchase amounts reflected above (both the number of shares repurchased and repurchase prices) are reflective of the reverse stock split effective January 22, 2026. See Note 15 - Stockholders Equity of our consolidated financial statements for further information on our common stock and stock repurchase plan.
On January 25, 2021, the Company closed on an offering of $825.0 million in aggregate principal amount of 7.375% Senior Secured Notes due 2028 (the “2028 Notes”) in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2028 Notes are general senior secured obligations of the Company and are guaranteed on a senior secured basis by certain of the Company’s direct and indirect restricted subsidiaries. The 2028 Notes mature on February 1, 2028 and interest on the Notes accrues and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2021 at the rate of 7.375% per annum. On December 18, 2025, the Company completed, among other transactions, an exchange offer and consent solicitation for the 2028 Notes (the “Exchange Offer and Consent Solicitation”) in connection with a refinancing transaction (the “2025 Refinancing”). As a result of the 2025 Refinancing (as defined in Note 13- Debt), as of December 31, 2025, there were approximately $11.8 million of the 2028 Notes outstanding. See Note 19 - Subsequent Events for additional repurchase of the 2028 Notes.

Prior to the 2025 Refinancing, the 2028 Notes and the guarantees were secured, subject to permitted liens and except for certain excluded assets (i) on a first priority basis by substantially all of the Company’s and the guarantors’ current and future property and assets (other than accounts receivable, cash, deposit accounts, other bank accounts, securities accounts, inventory and related assets that secure our asset-backed revolving credit facility on a first priority basis, including the capital stock of each guarantor and (ii) on a second priority basis by collateral securing our asset backed credit facility. However, as a result of the exchange offer and consent solicitation in connection with the 2025 Refinancing, these protections were largely removed from the 2028 Notes.
During the year ended December 31, 2025, the Company repurchased approximately $96.7 million of its 2028 Notes at an average price of approximately 53.6% of par. The Company recorded a net gain on retirement of debt of approximately $44.0 million during the year ended December 31, 2025. During the year ended December 31, 2024, the Company repurchased approximately $140.4 million of its 2028 Notes at an average price of approximately 82.3% of par. The Company recorded a net gain on retirement of debt of approximately $23.3 million for the year ended December 31, 2024. See Note 13 - Debt of our consolidated financial statements for further information on liquidity and capital resources in the footnotes to the consolidated financial statements.
As noted above, on December 18, 2025, the Company completed the 2025 Refinancing. As a part of the 2025 Refinancing, the Company issued $291.0 million aggregate principal amount of 7.625% Second Lien Senior Secured Notes due 2031 (the “2031 Second Lien Notes”). The 2031 Second Lien Notes and cash were issued in the Exchange Offer and Consent Solicitation for the 2028 Notes for the 2031 Second Lien Notes.
The 2031 Second Lien Notes were issued pursuant to an Indenture, dated December 18, 2025 (the “2031 Second Lien Notes Indenture”), among the Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent. The 2031 Second Lien Notes were offered in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside of the United States in reliance on Regulation S under the Securities Act. The 2031 Second Lien Notes pay interest semiannually in arrears.
At any time, the Company may redeem all or a part of the 2031 Second Lien Notes at a redemption price equal to 100.0% of the principal amount of the 2031 Second Lien Notes, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.
Upon a Change of Control (as defined in the 2031 Second Lien Notes Indenture) the Company will be required to make an offer to purchase all of the 2031 Second Lien Notes, at an offer price equal to 101% of the aggregate principal amount of 2031 Second Lien Notes plus accrued and unpaid interest, if any, to but excluding the date of repurchase (a “2031 Second Lien Notes Change of Control Offer”). If not less than 90% in aggregate principal amount of the 2031 Second Lien Notes outstanding are purchased pursuant to a 2031 Second Lien Notes Change of Control Offer by the Company or a third party, the Company or such third party will have the right to redeem all 2031 Second Lien Notes that remain outstanding following such purchase at a price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest to but excluding the date of redemption.
The 2031 Second Lien Notes and related guarantees are the Company’s and the guarantors’ respective senior secured obligations and are secured on a second-lien priority basis by the collateral (and on a third-lien basis by the ABL Priority Collateral (as defined in the 2030 First Lien Notes Indenture) owned by the Company and each guarantor, subject to certain exceptions, limitations, permitted liens and the intercreditor agreements (the “Intercreditor Agreements”) providing for the relative priorities of the respective security interests in the assets securing the 2031 Second Lien Notes, the 2030 First Lien Notes (as defined below), obligations under the Current ABL Facility (as defined below) and any future secured debt of the Company and guarantors, and certain other matters relating to the administration of security interests. The 2031 Second Lien Notes are guaranteed by the Company and each of the Company’s material subsidiaries. Under the terms of the 2031 Second Lien Notes Indenture and subject to the Intercreditor Agreements, the 2031 Second Lien Notes and related guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Company and the guarantors, including the obligations of the Company and the guarantors under the 2030 First Lien Notes and the Current ABL Facility and rank senior in right of payment to any future subordinated indebtedness of the Company and each guarantor. The 2031 Second Lien Notes and related guarantees are effectively senior to any unsecured indebtedness of the Company and each guarantor and, subject to the Intercreditor Agreements, indebtedness of the Company and each guarantor secured by liens junior to the liens securing the 2031 Second Lien Notes.

The 2031 Second Lien Notes Indenture contains covenants that limit the Company’s (and its restricted subsidiaries’) ability to, among other things: incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s or its subsidiaries’ assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; issue or sell stock of such subsidiaries; and consummate certain liability management transactions.
First Lien Notes
As a part of the 2025 Refinancing, on December 18, 2025, the Company issued $60.6 million aggregate principal amount of 10.500% First Lien Senior Secured Notes due 2030 (the “2030 First Lien Notes”). The 2030 First Lien Notes were issued pursuant to an Indenture, dated as of December 18, 2025 (the “2030 First Lien Notes Indenture”) among the Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent. The 2030 First Lien Notes pay interest semiannually in arrears. The 2030 First Lien Notes were offered in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain non-U.S. persons in transactions outside of the United States in reliance on Regulation S under the Securities Act.
The 2030 First Lien Notes may be redeemed by the Company in whole or in part, at any time on and after April 1, 2028 at the redemption prices set forth in the 2030 First Lien Notes Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Prior to April 1, 2028, the Company may redeem the 2030 First Lien Notes in whole or in part, at its option, upon not less than ten (10) nor more than sixty (60) days’ prior notice at a redemption price equal to 100% of the principal amount of such 2030 First Lien Notes, plus the relevant Applicable Premium (as defined in the 2030 First Lien Notes Indenture), and accrued and unpaid interest, if any, to, but excluding, the redemption date; provided that at any time and from time to time prior to April 1, 2028, the Company may redeem up to 10% of the principal amount of the 2030 First Lien Notes in whole or in part, at its option, upon not less than ten (10) days’ nor more than sixty (60) days’ prior notice at a redemption price equal to 105% of the principal amount of such 2030 First Lien Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time and from time to time prior to April 1, 2028, the Company may redeem the 2030 First Lien Notes with the Net Cash Proceeds (as defined in the 2030 First Lien Notes Indenture) received by the Company from any Equity Offering (as defined in the 2030 First Lien Notes Indenture) at a redemption price equal to 107.375% plus accrued and unpaid interest to, but excluding, the redemption date, in an aggregate principal amount for all such redemptions not to exceed 40% of the original aggregate principal amount of the 2030 First Lien Notes (including Additional First Lien Notes (as defined in the 2030 First Lien Notes Indenture)), subject to certain conditions. Further, the Company may redeem all, but not less than all, of the outstanding 2030 First Lien Notes at a redemption price equal to 100.000% plus accrued and unpaid interest to, but excluding, the redemption date, if such redemption occurs in connection with, and subject to the consummation of, a Specified Acquisition Transaction (as defined in the 2030 First Lien Notes Indenture).
Upon a Change of Control (as defined in the 2030 First Lien Notes Indenture), the Company will be required to make an offer to purchase all of the 2030 First Lien Notes, at an offer price equal to 101% of the aggregate principal amount of 2030 First Lien Notes plus accrued and unpaid interest, if any, but excluding the date of repurchase (a “2030 First Lien Notes Change of Control Offer”). If not less than 90% in aggregate principal amount of the 2030 First Lien Notes outstanding are purchased pursuant to a 2030 First Lien Notes Change of Control Offer by the Company or a third party, the Company or such third party will have the right, upon not less than thirty (30) days’ nor more than sixty (60) days’ prior notice, given not more than thirty (30) days following such purchase pursuant to the 2030 First Lien Notes Change of Control Offer, to redeem all 2030 First Lien Notes that remain outstanding following such purchase at a price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest to but excluding the date of redemption.

The 2030 First Lien Notes and related guarantees are the Company’s and the guarantors’ respective senior secured obligations and are secured on a first-lien priority basis by the collateral (and on a second-lien priority basis by the ABL Priority Collateral (as defined in the 2030 First Lien Notes Indenture)), owned by the Company and each guarantor, subject to certain exceptions, limitations, permitted liens and the Intercreditor Agreements providing for the relative priorities of the respective security interests in the assets securing the 2030 First Lien Notes, the 2031 Second Lien Notes, obligations under the Current ABL Facility and any future junior lien debt of the Company and the guarantors, and certain other matters relating to the administration of security interests. The 2030 First Lien Notes are guaranteed by the Company and each of the guarantors. Under the terms of the 2030 First Lien Notes Indenture and subject to the Intercreditor Agreements, the 2030 First Lien Notes and related guarantees rank pari passu in right of payment with all existing and future senior indebtedness (including the 2031 Second Lien Notes and obligations under the Current ABL Facility, as applicable) of the Company and each guarantor and senior in right of payment to any future subordinated indebtedness of the Company and each guarantor, if any. The 2030 First Lien Notes and the guarantees are effectively senior to any unsecured indebtedness of the Company and each guarantor and subject to the Intercreditor Agreements, to indebtedness of the Company and each guarantor secured by liens junior to the liens securing the 2030 First Lien Notes.
The 2030 First Lien Notes Indenture contains covenants that limit the Company’s (and its restricted subsidiaries’) ability to, among other things: incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s or its subsidiaries’ assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; issue or sell stock of such subsidiaries; and consummate certain liability management transactions.
The net proceeds from the offering of the 2030 First Lien Notes, along with cash on hand, were used to purchase $185.0 million of validly tendered 2028 Notes at a purchase price of $111.0 million and $1.1 million consent fee in cash, pay accrued and unpaid interest on the 2028 Notes accepted for exchange or purchase, as applicable, and other various fees and expenses related to the offers and the remainder, if any, for general corporate purposes.
Asset Backed Line of Credit
On February 19, 2021, the Company closed on an asset backed credit facility (the “2021 ABL Facility”). The 2021 ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The 2021 ABL Facility provides for up to $50.0 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The 2021 ABL Facility also provided for a letter of credit facility up to $5.0 million as a part of the overall $50.0 million in capacity.
At the Company’s election, the interest rate on borrowings under the 2021 ABL Facility were based on either (i) the then applicable margin relative to Base Rate Loans (as defined in the 2021 ABL Facility) or (ii) until execution of the Waiver and Amendment (as defined below) took effect, the then applicable margin relative to the London Interbank Offer Rate, (“LIBOR Loan”) (as defined in the 2021 ABL Facility) corresponding to the average availability of the Company for the most recently completed fiscal quarter.
On April 30, 2023, the Company entered into a waiver and amendment (the “Waiver and Amendment”) to the 2021 ABL Facility. The Waiver and Amendment waived certain events of default under the 2021 ABL Facility related to the Company’s failure to timely deliver certain Annual Financial Deliverables for the fiscal year ended December 31, 2022. Additionally, under the Waiver and Amendment, the 2021 ABL Facility was amended to provide that from and after the date thereof, any request for a new LIBOR Loan (as defined in the Current ABL Facility), for a continuation of an existing LIBOR Loan (as defined in the 2021 ABL Facility) or for a conversion of a Loan to a LIBOR Loan (as defined in the 2021 ABL Facility) would be deemed to be a request for a loan bearing interest at Term SOFR (as defined in the Amended 2021 ABL Facility) (the “SOFR Interest Rate Change”).
Advances under the 2021 ABL Facility were limited to (a) eighty-five percent (85.0)% of the amount of Eligible Accounts (as defined in the 2021 ABL Facility), less the amount, if any, of the Dilution Reserve (as defined in the 2021 ABL Facility), minus (b) the sum of (i) the Bank Product Reserve (as defined in the 2021 ABL Facility), plus (ii) the AP and Deferred Revenue Reserve (as defined in the 2021 ABL Facility), plus (iii) without duplication, the aggregate amount of all other reserves, if any, established by Administrative Agent.

All obligations under the 2021 ABL Facility were secured by a first priority lien on all (i) deposit accounts (related to accounts receivable), (ii) accounts receivable, and (iii) all other property which constitutes ABL Priority Collateral (as defined in the 2021 ABL Facility). The obligations are also guaranteed by all material restricted subsidiaries of the Company.
The 2021 ABL Facility matured on the earlier to occur of (a) the date that is 5 years from the effective date of the 2021 ABL Facility, and (b) 91 days prior to the maturity of the Company’s then outstanding 2028 Notes. The 2021 ABL Facility is subject to the terms of the Revolver Intercreditor Agreement (as defined in the 2021 ABL Facility) by and among the Administrative Agent and Wilmington Trust, National Association.
As a part of and to facilitate the 2025 Refinancing (as defined in Note 13 - Debt), the Company entered into an amended and restated ABL facility pursuant to an Amended and Restated Credit Agreement, among the Company, as the administrative borrower, together with the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent (the “2025 ABL Facility”), which amended and restated the 2021 ABL Facility.
On February 9, 2026, the Company entered into a First Amendment to Amended and Restated Credit Agreement (the “Current ABL Facility”) which, through further amendment and restatement, made certain clarifying amendments to the 2025 ABL Facility. The Current ABL Facility clarified the maturity date of the 2025 ABL Facility and defines the “Maturity Date” to mean the earlier to occur of (a) December 18, 2030, (b) the date that is ninety-one (91) days prior to the maturity or expiration date applicable to any Material Indebtedness (other than the 2028 Notes) and (c) the date on which the 2028 Notes Non-Springing Maturity Condition fails to be true.
The Current ABL Credit Facility provides for, among other things, commitments in the aggregate principal amount of up to $75.0 million (subject to determination with reference to the “Borrowing Base”, as defined in the Current ABL Credit Facility), with incremental capacity to incur an additional principal amount of up to $25.0 million thereunder, with the proceeds thereof to be used primarily for working capital and general corporate purposes, including capital expenditures, permitted acquisitions, permitted investments and permitted dividends, in each case, in accordance with the terms of the Current ABL Facility.
The Current ABL Facility and related guarantees are the Company’s and the guarantors’ respective senior secured obligations and are secured on a first lien priority basis by the ABL Priority Collateral and a junior lien priority basis by all other collateral, in each case, owned by the Company and each guarantor, subject to certain exceptions, limitations, permitted liens and an Intercreditor Agreements providing for the relative priorities of the respective security interests in the assets securing the ABL Priority Collateral, the 2030 First Lien Notes, the 2031 Second Lien Notes and any future junior lien debt of the Company and the guarantors, and certain other matters relating to the administration of security interests. The obligations under the Current ABL Facility are guaranteed by the Company and each of the guarantors. Under the terms of the Current ABL Facility and subject to Intercreditor Agreements, the obligations and related guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Company and the guarantors, including the obligations of the Company and the guarantors under the 2030 First Lien Notes and the 2031 Second Lien Notes, and rank senior in right of payment to any future subordinated indebtedness of the Company and each guarantor. The obligations under the Current ABL Facility are effectively senior to any unsecured indebtedness of the Company and each guarantor and, subject to the Intercreditor Agreements, indebtedness of the Company and each guarantor secured by liens junior to the liens securing the obligations under the Current ABL Facility.
The Current ABL Facility contains covenants that limit the Company’s (and its restricted subsidiaries’) ability to, among other things: incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s or its subsidiaries’ assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; issue or sell stock of such subsidiaries; and consummate certain liability management transactions.

The following table summarizes the interest rates in effect with respect to our debt as of December 31, 2025:

Type of Debt	Amount Outstanding	Contractual Interest Rate
	(in thousands)
7.375% Senior Secured Notes due February 2028	$11,816	7.375%
10.500% First Lien Senior Secured Notes due 2030	60,600	10.500%
7.625% Second Lien Secured Notes due 2031	291,020	7.625%
Short-term borrowings under the Current ABL Facility	10,000	5.800%
The following table provides a summary of our statements of cash flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

	(in thousands)
Net cash flows provided by operating activities	$4,160	$37,478
Net cash flows used in investing activities	(10,322)	(1,643)
Net cash flows used in financing activities	(105,054)	(131,831)
Net cash flows provided by operating activities were approximately $4.2 million and $37.5 million for the years ended December 31, 2025 and 2024, respectively. Cash flow from operating activities for the year ended December 31, 2025, decreased from the prior year primarily due to decreased profitability, timing of interest payments on the 2028 Notes due to the 2025 Refinancing and payment of the non-recurring debt refinancing costs.
Net cash flows used in investing activities were approximately $10.3 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively. Net cash flows used in investing activities increased from the prior year primarily due to the cash receipts on disposition of station for approximately $5.6 million in the prior year. Additionally, we had capital expenditures of approximately $10.1 million and $7.2 million for the year ended December 31, 2025 and 2024, respectively.
Net cash flows used in financing activities were approximately $105.1 million and $131.8 million for the years ended December 31, 2025 and 2024, respectively. The decrease in net cash flow used in financing activities is driven primarily by the decrease in common stock and debt repurchase activity. We repurchased approximately $2.8 million and $8.1 million of our Class A and D Common Stock during the years ended December 31, 2025 and 2024, respectively.
During the years ended December 31, 2025 and 2024, the Company paid approximately $51.9 million and $115.6 million, respectively, to repurchase approximately $96.7 million and $140.4 million of our 2028 Notes. In addition, on December 18, 2025, the Company completed a tender and exchange offer, which resulted in a total cash outflows of $56.2 million, net of debt issuance costs. Furthermore, the Company drew $10.0 million on the Amended and Restated ABL Credit Agreement, which remains outstanding with a 3 - month maturity as of December 31, 2025.
Credit Rating Agencies
On a continuing basis, Standard and Poor’s and other rating agencies may evaluate our indebtedness in order to assign a credit rating. Our corporate credit ratings by Standard & Poor’s Rating Services are speculative-grade and have been downgraded and upgraded at various times during the last several years. Reductions in our credit ratings could increase our borrowing costs, reduce the availability of financing to us, or increase our cost of doing business or otherwise negatively impact our business operations.
Recent Accounting Pronouncements
See Note 2 - Summary Of Significant Accounting Policies of our consolidated financial statements for a summary of recently issued accounting pronouncements not yet adopted and recently adopted accounting pronouncements.

CRITICAL ACCOUNTING ESTIMATES
Our accounting policies are described in Note 2 - Summary Of Significant Accounting Policies of our consolidated financial statements. We prepare our consolidated financial statements in conformity with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies and estimates to be most critical in understanding the judgments involved in preparing our consolidated financial statements and the uncertainties that could affect our results of operations, financial condition, and cash flows.
Goodwill
Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. The Company assesses our goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or a business one level below that operating segment if discrete financial information is available. We account for goodwill and broadcasting licenses under Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other”, (“ASC 350”) which requires the Company to test goodwill at the reporting unit level on October 1 of each year, or more frequently when events or circumstances indicate that impairment may have occurred.
Impairment exists when the asset carrying values exceed their respective fair values. The excess is recorded to operations as an impairment charge. In testing for goodwill impairment, the Company uses a weighting of the income and market approaches. The income approach estimates the fair value of the reporting unit, which involves, but is not limited to, judgmental estimates and assumptions about revenues and projected revenues, operating profit margins, and discount rates. Additionally, the Company utilizes a market value approach to supplement the discounted cash flow model. The market value approach utilizes average EBITDA multiples from guideline public companies. The Company performs a market-based analysis by comparing the estimated fair value of the reporting units to the market capitalization of the Company. The Company recognizes an impairment charge to operations in the amount that the reporting unit’s carrying value exceeds its fair value. Any impairment charge recognized cannot exceed the total amount of goodwill allocated to the reporting unit.
We believe our estimates of the fair value of our reporting units are critical accounting estimates as the value is significant in relation to our total assets, and our estimate of the value uses judgmental assumptions that incorporate variables based on past experiences and expectations about future operating performance. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and estimates and market factors. While we believe we have made reasonable estimates and assumptions to calculate the fair values, changes in any one estimate, assumption or a combination of estimates and assumptions, or changes in certain events or circumstances (including uncontrollable events and circumstances resulting from continued deterioration in the economy or credit markets) could require us to assess recoverability of our trade name, radio broadcasting licenses, and goodwill at times other than our annual October 1 assessments, and could result in changes to our estimated fair values and further write-downs to the carrying values of these assets. Impairment charges are non-cash in nature, and as with current and past impairment charges, any future impairment charges will not impact our cash needs or liquidity or our bank ratio covenant compliance.
Radio Market Reporting Units
On July 1, 2025, the Company determined the components of our Radio Broadcasting operating segment represent a single reporting unit. The change was primarily driven by the continued integration of the individual markets under a centralized leadership structure resulting in interdependent processes across Radio Broadcasting. Prior to July 1, 2025, the Company considered each of the thirteen Radio Markets separate reporting units.
The Company noted a continued decline in revenues in the Radio Market reporting units, indicating that it was more likely than not that the reporting units were impaired. Therefore, the Company performed a quantitative impairment assessment on the Radio Market reporting units to determine whether it was impaired as of May 31, 2025. Based on these analyses, the Company recognized an impairment loss of approximately $3.9 million associated with the Radio Broadcasting reporting units, included in impairment of goodwill and intangible assets, on the consolidated statement of operations during the year ended December 31, 2025.

Below are the key assumptions used in the income approach model for estimating the fair value of the Radio Market reporting units in the most recent interim impairment assessment performed as of May 31, 2025.

Goodwill (Radio Market Reporting Units)	As of May 31, 2025
Discount rate	9.5%
Projected revenues assumption rate range	(34.5)% - 53.1%
Terminal rates range	(25.0)% - (8.0)%
Operating profit margins range	(4.9)% - 43.1%
To the extent that there is a potential recession that further disrupts the economic environment impacting the financial performance or changes in interest rates, these events could negatively affect the key assumptions and result in significantly lower fair value of the Company’s reporting units.
The following table presents sensitivity analyses for goodwill of reporting units within the Radio Broadcasting segment showing the impact on our most recent quantitative impairment assessment resulting from: (i) a 100 basis point decrease in industry or reporting units terminal rates; (ii) a 100 basis point decrease in operating profit margins; (iii) a 100 basis point increase in the discount rate; and (iv) both a 5.0% and 10.0% reduction in the fair values of the reporting units.

Hypothetical Increase in the Recorded Impairment Charge as of May 31, 2025
Goodwill

(in millions)
Impairment Charge Recorded:
Radio Market Reporting Units	$3.9

Hypothetical Change for Radio Market Reporting Units:
A 100-basis point decrease in radio industry terminal rates	$1.0
A 100-basis point decrease in operating profit margin in the projection period	1.0
A 100-basis point increase in the applicable discount rate	1.5
A 5.0% reduction in the fair value of the Radio Market Reporting Units	3.3
A 10.0% reduction in the fair value of the Radio Markets Reporting Units	6.7
On July 1, 2025, we determined the components of our Radio Broadcasting segment represent a single reporting unit. The change was primarily driven by the continued integration of the individual markets under a centralized leadership structure resulting in interdependent processes across Radio Broadcasting. The Company utilized a quantitative impairment assessment immediately before the change and performed a qualitative assessment immediately thereafter.
The Company performed an annual qualitative impairment assessment as of October 1, 2025 over Radio Broadcasting. The Company evaluated various factors, events or circumstances, including macroeconomic conditions, industry and market considerations, overall financial performance and other relevant reporting unit specific events. Based on the qualitative impairment assessment performed, no goodwill impairment losses were recognized.
See Note 12 – Goodwill, Net And Other Intangible Assets, Net, of our consolidated financial statements for further discussion.
Digital Reporting Unit
The Company noted a continued decline in revenues in the Digital reporting unit, indicating that it was more likely than not that the Digital reporting unit was impaired. Therefore, the Company performed a quantitative impairment assessment for the Digital reporting unit to determine whether it was impaired as of May 31, 2025. Based on these analyses, the Company recognized an impairment loss of approximately $6.6 million associated with the Digital reporting unit, included in impairment of goodwill and intangible assets, on the consolidated statement of operations during the year ended December 31, 2025.

Below are the key assumptions used in the income approach model for estimating the fair value of the Digital reporting unit in the most recent interim impairment assessment performed as of May 31, 2025.

Goodwill (Digital Reporting Unit)	As of May 31, 2025
Discount rate	9.5%
Projected revenues assumption rate range	(34.5)% - 53.1%
Operating profits margins range	(4.9)% - 43.1%
The following table presents sensitivity analysis for the Digital reporting unit showing the impact of the most recent quantitative impairment assessment results from a 100 basis point increase or decrease in the terminal rate, operating profit margin, discount rate, and a 5% and 10% reduction in fair value of the Digital reporting unit.

Hypothetical Increase in the Recorded Impairment Charge as of May 31, 2025
Goodwill

(in millions)
Impairment Charge Recorded:
Digital Reporting Unit	$4.9

Hypothetical Change for Digital Reporting Unit
A 100 basis point decrease in the digital industry terminal rates	$0.4
A 100 basis point decrease in the applicable operating profit margin	1.7
A 100 basis point increase in the applicable discount rate	0.6
A 5.0% reduction in the fair value of Digital Reporting Unit	0.7
A 10.0% reduction in the fair value of Digital Reporting Unit	1.5
The Company performed an annual impairment assessment as of October 1, 2025 for the Digital reporting unit. Based on the impairment assessment performed, the Company performed a quantitative assessment for the Digital reporting unit. Based on the quantitative assessment, the Company recorded impairment losses of approximately $1.7 million to reduce the carrying value of our Digital goodwill balances.
See Note 12 – Goodwill, Net And Other Intangible Assets, Net, of our consolidated financial statements for further discussion.
Cable Television Reporting Unit
The Company performed an annual qualitative impairment assessment as of October 1, 2025 over Cable Television. The Company evaluated various factors, events or circumstances, including macroeconomic conditions, industry and market considerations, overall financial performance and other relevant reporting unit specific events. Based on the qualitative impairment assessment performed, no goodwill impairment losses were recognized.
As of December 31, 2025, the Company noted a continued decline in revenue, forecasted revenue growth and operating profit margin brought on by declining industry and macro-economic conditions in the Cable Television reporting unit, indicating that it was more likely than not that the Cable Television reporting unit was impaired. Therefore, the Company performed a quantitative impairment assessment for the Cable Television reporting unit to determine whether it was impaired as of December 31, 2025. Based on these analyses, the Company recognized an impairment loss of approximately $53.1 million associated with the Cable Television reporting unit, included in impairment of goodwill and intangible assets, on the consolidated statement of operations during the year ended December 31, 2025.

Below are the key assumptions used in the income approach model for estimating the fair value of the Cable Television reporting unit in the most recent interim impairment assessment performed as of December 31, 2025.

Goodwill (Cable Television Reporting Unit)	As of December 31, 2025
Discount rate	14.0%
Operating profit margins range	20.0% - 33.9%
Projected revenues assumption rate range	(6.7)% - (2.0)%
Market Approach - average recurring EBITDA multiple	4.1x
The following table presents sensitivity analysis for the Cable Television reporting unit showing the impact of the most recent quantitative impairment assessment results from a 100 basis point increase or decrease in the terminal rate, operating profit margin, discount rate, and a 5% and a 10% reduction in fair value of the Cable Television reporting unit.

Hypothetical Increase in the Recorded Impairment Charge as of December 31, 2025
Goodwill

(in millions)
Impairment Charge Recorded:
Cable Television Reporting Unit	$53.1

Hypothetical Change for Cable Television Reporting Unit
A 100 basis point decrease in the television industry terminal rates	$2.0
A 100 basis point decrease in the applicable operating profit margin	3.0
A 100 basis point increase in the applicable discount rate	5.0
A 5.0% reduction in the fair value of Cable Television Reporting Unit	11.6
A 10.0% reduction in the fair value of Cable Television Reporting Unit	23.1
See Note 12 – Goodwill, Net And Other Intangible Assets, Net, of our consolidated financial statements for further discussion.
Reach Media Reporting Unit
The Company performed an annual qualitative impairment assessment as of October 1, 2025 over Reach Media. The Company evaluated various factors, events or circumstances, including macroeconomic conditions, industry and market considerations, overall financial performance and other relevant reporting unit specific events. Based on the qualitative impairment assessment performed, no goodwill impairment losses were recognized.
As of December 31, 2025, the Company noted a continued decline in revenues and operating profit margin in the Reach Media reporting unit, indicating that it was more likely than not that the Reach Media reporting unit was impaired. Therefore, the Company performed a quantitative impairment assessment for the Reach Media reporting unit to determine whether it was impaired as of December 31, 2025. Based on these analyses, the Company recognized an impairment loss of approximately $0.5 million associated with the Reach Media reporting unit, included in impairment of goodwill and intangible assets, on the consolidated statement of operations during the year ended December 31, 2025.
Below are the key assumptions used in the income approach model for estimating the fair value of the Reach Media reporting unit in the most recent interim impairment assessment performed as of December 31, 2025.

Goodwill (Reach Media Reporting Unit)	As of December 31, 2025
Discount rate	15.0%
Projected revenues assumption rate range	(0.5)% - 2.5%
Operating profit margins range	7.0% - 9.3%

The following table presents sensitivity analysis for the Reach Media reporting unit showing the impact of the most recent quantitative impairment assessment results from a 100 basis point increase or decrease in the terminal rate, operating profit margin, discount rate, and a 5% and 10% reduction in fair value of the Reach Media reporting unit:

Hypothetical Increase in the Recorded Impairment Charge as of December 31, 2025
Goodwill

(in millions)
Impairment Charge Recorded:
Reach Media Reporting Unit	$0.5

Hypothetical Change for Reach Media Reporting Unit
A 100 basis point decrease in the Reach Media industry terminal rates	$0.5
A 100-basis point decrease in operating profit margin in the projection period	2.0
A 100 basis point increase in the applicable discount rate	1.0
A 5.0% reduction in the fair value of Reach Media Reporting Unit	1.2
A 10.0% reduction in the fair value of Reach Media Reporting Unit	2.4
See Note 12 – Goodwill, Net And Other Intangible Assets, Net, of our consolidated financial statements for further discussion.
Radio Broadcasting Licenses
As of March 31, 2025 and May 31, 2025, projected market revenues and operating profit margin declined creating a triggering event indicating that the fair value of certain of the Company’s radio broadcasting licenses was more likely than not to be less than their carrying value.
To determine the fair value of the broadcasting licenses, the Company utilized the income approach which values a license by calculating the value of a hypothetical startup company that initially has no assets except the asset to be valued (the broadcasting license). The Company performed a discounted cash flow model for broadcasting licenses across relevant radio markets. The key assumptions used in the discounted cash flow model for broadcasting licenses include market revenues, projected revenues by markets, market shares, operating profit margins, and discount rates.
The Company recognized an impairment loss of approximately$6.4 million associated with five radio markets within the Radio Broadcasting segment, included in impairment of goodwill and intangible assets, on the consolidated statement of operations during the three months ended March 31, 2025.
The Company recognized an impairment loss of approximately $121.3 million associated with twelve radio markets within the Radio Broadcasting segment, included in impairment of goodwill and intangible assets, on the consolidated statement of operations during the three months ended June 30, 2025.
During the year ended December 31, 2025 the Company recognized impairment loss of approximately $127.8 million within the Radio Broadcasting segment, included in impairment of goodwill and intangible assets, on the consolidated statements of operations.
Below are the key assumptions used in the income approach model for estimating the fair value of the broadcasting licenses for the thirteen radio markets in the interim impairment assessment performed as of May 31, 2025.

Unit of Accounting(a)	Carrying Value (in millions)	Excess % FV over Carrying Value	Discount Rates	Projected Revenues Assumptions	Market Shares	Operating Profit Margins
1	$52.0	Impaired	9.5%	(1.5)% - 0.1%	2.5% - 15.0%	5.0% - 30.0%
2	3.1	408.1%	9.5%	(2.1)% - (0.4)%	3.2% - 19.0%	5.0% - 30.0%
4	8.2	Impaired	9.5%	(1.3)% - 0.3%	4.3% - 26.0%	0.8% - 17.0%
5	7.5	Impaired	9.5%	(2.3)% - (0.5)%	1.2% - 7.0%	2.5% - 15.0%
6	6.9	Impaired	9.5%	(3.2)% - (0.5)%	2.5% - 15.0%	3.3% - 20.0%
7	7.1	Impaired	9.5%	(2.2)% - (0.5)%	2.0% - 12.0%	2.5% - 15.0%
8	13.0	Impaired	9.5%	(1.6)% - 0.0%	0.8% - 5.0%	2.5% - 15.0%
10	93.0	Impaired	9.5%	(1.8)% - (0.1)%	3.7% - 22.0%	5.0% - 30.0%
11	12.0	Impaired	9.5%	(1.9)% - (0.4)%	5.5% - 33.0%	2.8% - 17.0%
12	9.8	Impaired	9.5%	(2.1)% - (0.4)%	1.0% - 6.0%	2.5% - 15.0%
13	12.1	Impaired	9.5%	(1.7)% - (0.2)%	2.8% - 17.0%	1.7% - 20.0%
14	1.6	Impaired	9.5%	(2.0)% - (0.5)%	2.2% - 13.0%	2.5% - 15.0%
16	25.0	Impaired	9.5%	(1.9)% - (0.2)%	2.3% - 14.0%	2.7% - 20.0%
(a) The units of accounting are not disclosed on a specific market basis in order not to make publicly available information that could be competitively harmful to the Company. Units of accounting, not presented in this table, were previously disposed of by the Company.
To the extent that there is a potential recession (local to any of the markets in which we operate or nationally) that further disrupts the economic environment impacting the financial performances, market shares, or changes in interest rates, these events could negatively affect the key assumptions and result in significantly lower fair value of the broadcasting licenses.

The following table presents sensitivity analyses for radio broadcasting licenses and goodwill of reporting units within the Radio Broadcasting segment showing the impact on our most recent quantitative impairment assessment resulting from: (i) a 100 basis point decrease in industry or reporting unit terminal rates; (ii) a 100 basis point decrease in operating profit margins; (iii) a 100 basis point increase in the discount rate; and (iv) both a 5.0% and 10.0% reduction in the fair values of broadcasting licenses.

Hypothetical Increase in the Recorded Impairment Charge as of May 31, 2025
Broadcasting Licenses

(in millions)
Impairment Charge Recorded:
Radio Broadcasting Reporting Units	$121.3

Hypothetical Change for Radio Broadcasting Reporting Units:
A 100-basis point decrease in operating profit margins in the projection period	$11.8
A 100-basis point increase in the applicable discount rates	9.8
A 5.0% reduction in the fair value of broadcasting licenses	6.3
A 10.0% reduction in the fair value of broadcasting licenses	12.7
(a) Goodwill impairment charge applies only to further goodwill impairment and not to any potential license impairment that could result from changing other assumptions. If there is no incremental impairment, impact will be zero.

Due to industry and macro-economic conditions along with ongoing declines in national and local radio listenership, and forecasted cash flows for Radio Broadcasting, the Company reassessed the useful life for the broadcasting licenses. As a result of the reassessment, the Company concluded that the useful life should change from indefinite-lived to finite-lived intangible assets effective June 1, 2025. The Company has adopted an accelerated amortization method and will amortize the assets with a carrying value of approximately $130.0 million as of June 1, 2025 over a 9-18 year period This was considered a change in estimate, was accounted for prospectively, and resulted in amortization expense of approximately $9.0 million included in depreciation and amortization, on the consolidated statements of operations for the year ended December 31, 2025.
See Note 12 – Goodwill, Net And Other Intangible Assets, Net, of our consolidated financial statements for further discussion.
TV One Trade Name
Due to industry and macro-economic conditions along with ongoing subscriber churn, and forecasted cash flows for the Cable Television segment, the Company reassessed the useful life for the trade name TV One (the “TV One Trade Name”). As a result of the reassessment, the Company concluded that the useful life should change from indefinite-lived to a finite-lived intangible asset effective January 1, 2025. The Company has adopted an accelerated amortization method and started to amortize this asset with a carrying value of approximately $26.6 million as of January 1, 2025 over a 20-year period. This was considered a change in estimate, was accounted for prospectively, and resulted in amortization expense of approximately $2.5 million included in depreciation and amortization, on the consolidated statement of operations for the year ended December 31, 2025.
See Note 12 – Goodwill, Net And Other Intangible Assets, Net, of our consolidated financial statements for further discussion.
Fair Value Measurements
The Company accounts for an award in the CEO’s employment agreement (the “Employment Agreement”) at fair value. According to the Employment Agreement, the CEO is eligible to receive an award (the “Employment Agreement Award”) in an amount equal to approximately 4.2% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in Cable Television. The Company’s obligation to pay the award was triggered after the Company recovered the aggregate amount of capital contributions in Cable Television, and payment is required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to such invested amount. The long-term portion of the award is recorded in other long-term liabilities, and the current portion is recorded in other current liabilities in the consolidated balance sheets. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. In April 2024, the Compensation Committee of the Board of Directors of the Company approved terms for a new employment agreement with the CEO, which were effective January 2022, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement.
As a part of its 2025 Refinancing, the terms of the CEO's Employment Agreement were amended to limit his total cash compensation (the “Cash Compensation Limits”). The Cash Compensation Limits do not apply and are not operative for any fiscal year in which the Company’s leverage ratio (as defined in the indenture governing the 2030 First Lien Notes) as of December 31 of such fiscal year is less than 4.75:1.00. The Cash Compensation Limits also do not limit any compensation paid to the CEO in the form of common stock. Finally, the Cash Compensation Limits terminate once certain original holders, and their respective affiliates no longer own any of the 2030 First Lien Notes.
The Company estimated the fair value of the Employment Agreement Award as of December 31, 2025 and 2024, at approximately $7.1 million and $10.4 million, respectively, and, accordingly, adjusted the liability to that amount. The fair value estimate incorporated a number of assumptions and estimates, including but not limited to projected revenues assumptions, future operating profit margins, discount rates, peer companies, average recurring EBITDA multiples and weighting of the income and market approach. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

Content Assets

Content assets that are expected to be predominantly monetized on our networks with other programming are considered monetized as a group. Acquired programs’ capitalized costs are amortized based on projected usage, generally resulting in an amortization pattern that is the greater of straight-line over the contract term or projected usage. Owned original programming (commissioned programming), including films and television series, are amortized on a straight-line or accelerated basis based on viewership patterns, not to exceed 10 years, or if still in production, 5 years from the delivery of the most recent episode, if later.
The Company utilizes judgment to determine the amortization patterns of the Company’s content assets. Key assumptions include the categorization of content based on shared characteristics and the use of a quantitative model to predict revenue from expected usage of the programming. For grouping of assets with similar characteristics, which the Company defines as genre, this model considers projected viewership which is based on (i) estimated household universe; (ii) ratings; and (iii) expected number of airings across different broadcast time slots. Any adjustments to the assumptions are applied prospectively in the period of the change.
For content that is predominantly monetized as a group, unamortized costs are tested for impairment whenever events or changes in circumstances indicate that the fair value of the group may be less than its unamortized costs. Groups are tested for impairment by comparing the cash flows of the group to the aggregate unamortized costs of the group. If the unamortized costs exceed the projected cash flows, an impairment charge is recorded for the excess and allocated to individual titles within the group on a pro rata basis using the relative carrying value of the titles. Program rights with no future programming usefulness are substantially abandoned, resulting in the write-off of remaining unamortized cost.
Capital and Commercial Commitments
Indebtedness
As of December 31, 2025, we had approximately $291.0 million of our 2031 Second Lien Notes, $60.6 million of our 2030 First Lien Notes and $11.8 million of our 2028 Notes outstanding within our corporate structure. See Note 13 - Debt of our consolidated financial statements. In addition, the Company entered into an amended and restated ABL facility (the “Current ABL Facility”) as a part of the 2025 Refinancing pursuant to an Amended and Restated Credit Agreement. The ABL Credit Facility provides for, among other things, commitments in the aggregate principal amount of up to $75.0 million (subject to determination with reference to the “Borrowing Base”, as defined in the Current ABL Credit Facility), with incremental capacity to incur an additional principal amount of up to $25.0 million. As of December 31, 2025, there was $10.0 million outstanding on the Amended and Restated ABL Credit Agreement. Subsequent to the drawdown, the Company's borrowing capacity was approximately $40.3 million as of December 31, 2025. See Note 19 - Subsequent Events of our consolidated financial statements, for a further understanding of debt repayments made subsequent to FY 2025 year-end.
Lease Obligations
We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 48 years.
Operating Contracts and Agreements
We have other operating contracts and agreements including employment contracts, on-air talent contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements that expire over the next 6 years.

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
The Radio Music Licensing Committee (the “RMLC”), of which we are a represented participant, has negotiated and entered into, on behalf of participating members, an Interim License Agreement with the ASCAP effective January 1, 2022 and to remain in effect until the date on which the parties reach agreement as to, or there is court determination of, new interim or final fees, terms, and conditions of a new license for the five year period commencing on January 1, 2022 and concluding on December 31, 2026. On February 7, 2022, the RMLC and GMR reached a settlement and achieved certain conditions which effectuate a 4 year license to which the Company is a party for the period April 1, 2022 to March 31, 2026. The license includes an optional 3 year extended term that the Company has opted into. On August 19, 2025, the RMLC announced that it had settled litigation with BMI and ASCAP concerning licensing arrangements and that the settlement has led to new license agreements for members organizations. Both agreements are retroactive to January 1, 2022, and run through December 31, 2029. Each of the new BMI and ASCAP licenses maintain the same percentage-of-revenue license fee structure of the prior licensing arrangements and continue to provide for broad coverage of over-the-air programming, as well as simulcast/website transmissions of podcasts/archived content. While the percentage rates in the new licensing arrangements are higher than the old rates, they are lower than the rates sought by each of BMI and ASCAP in the now-settled litigation. The rate increase resulted in additional expense of approximately $3.1 million for the historical periods under settlement, which is included in programming and technical expenses on the consolidated statement of operations for the year ended December 31, 2025.
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
Reach Media Redeemable Non-Controlling Interests
Beginning on January 1, 2018, the non-controlling interest shareholders of Reach Media have had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”). This annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D Common Stock of Urban One, at the discretion of Urban One. The non-controlling interest shareholders of Reach Media exercised 50.0% of their Put Right on January 29, 2024 for $7.6 million. On February 14, 2025, certain non-controlling interest shareholders of Reach Media exercised their annual Put Right for $3.2 million, increasing the Company’s interest in Reach Media to 94.6% and decreasing the interest of the non-controlling interest shareholders from 10.0% to 5.4%. During the first quarter of 2026, the remaining non-controlling interest shareholders of Reach Media gave notice of their intent to exercise their put right and on February 25, 2026, the Company purchased the remaining 5.4% of non-controlling interest for $1.3 million giving the Company 100% ownership of Reach Media.

Contractual Obligations Schedule
The following table represents our scheduled contractual obligations as of December 31, 2025:

	Payments Due by Period

Contractual Obligations	2026	2027	2028	2029	2030	2031 and Beyond	Total

	(in thousands)
10.500% First Lien Senior Secured Notes(1)	$5,002	$6,363	$6,363	$6,363	$63,782	$—	$87,873
7.625% Second Lien Secured Notes(1)	17,444	22,190	22,190	22,190	22,190	302,115	408,320
Current ABL facility	10,145	—	—	—	—	—	10,145
7.375% Subordinated Notes(2)	871	871	12,252	—	—	—	13,995
Other operating contracts/agreements(3)	63,846	34,876	30,100	5,827	4,055	4,055	142,759
Operating lease obligations	10,989	9,318	9,057	9,065	7,457	19,794	65,680
Total	$108,297	$73,619	$79,962	$43,445	$97,484	$325,964	$728,771
(1) Includes interest obligations based on effective interest rates on senior secured notes outstanding as of December 31, 2025. Interest is payable semi-annually in arrears on April 1 and October 1 of each year.
(2) Includes interest obligations based on effective interest rates on senior secured notes outstanding as of December 31, 2025. Interest is payable semi-annually in arrears on February 1 and August 1 of each year.
(3) Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, launch liability payments, and other general operating agreements. Also includes contracts that our Cable Television segment has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.
Of the total amount of other operating contracts and agreements included in the table above, approximately $118.2 million has not been recorded on the consolidated balance sheets as of December 31, 2025, as it does not meet recognition criteria. Approximately $12.2 million relates to certain commitments for content agreements for the Company’s Cable Television segment, approximately $34.7 million relates to employment agreements, and the remainder relates to other programming, network and operating agreements.
Off-Balance Sheet Arrangements
The Current ABL Credit Facility provides for, among other things, commitments in the aggregate principal amount of up to $75.0 million, with incremental capacity to incur an additional principal amount of up to $25.0 million thereunder, with the proceeds thereof to be used primarily for working capital and general corporate purposes, including capital expenditures, permitted acquisitions, permitted investments and permitted dividends, in each case, in accordance with the terms of the Current ABL Facility. As of December 31, 2025 there was $10.0 million outstanding on the Current ABL Facility. Subsequent to the drawdown, the Company's borrowing capacity was approximately $40.3 million as of December 31, 2025. The Company repaid the entirety of this draw in the first quarter of 2026. As of December 31, 2024, there was no outstanding balance on the prior 2021 ABL facility.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Not required for smaller reporting companies.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of Urban One required by this item are filed with this report on Pages F-5 and hereon.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025 as a result of material weaknesses as described below.

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
(b) Management’s report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025.

Management identified the following material weaknesses in internal controls over financial reporting as of December 31, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated annual or interim financial statements will not be prevented or detected on a timely basis.

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
These material weaknesses resulted in immaterial errors primarily related to stock-based compensation and the Company’s investment in the operations of RVA Entertainment Holdings, LLC (“RVAEH”) and related income tax accounts, which resulted in the revision of the Company’s financial statements for the fiscal year ended December 31, 2022. The Company, in the process of correcting these immaterial errors, recorded other immaterial adjustments previously identified during fiscal year 2022. The adjustments, in aggregate, impacted trade accounts receivable, net, accounts payable, other long-term liabilities, and accumulated deficit in the consolidated balance sheets and selling, general and administrative expenses, and related tax effect in the consolidated statements of operations. Also, these material weaknesses resulted in immaterial errors to the Company’s annual year ended December 31, 2025 annual financial statements, primarily related to selling, general and administrative expenses and accrued liabilities. Additionally, the material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

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
Remediation plan related to the material weaknesses in internal control over financial reporting

In response to the material weaknesses identified, management has made significant progress to remediate the control deficiencies contributing to the material weaknesses. Management is committed to the planning and implementation of remediation efforts to address the material weaknesses. These remediation efforts, summarized below, which have been implemented, or are in the process of implementation, are intended to both address the identified material weakness and to enhance our overall control environment. Our initiatives include the following:

◦To address the material weakness in the control environment, information and communication, and monitoring, management continues to enhance entity-level controls by improving policies, enhancing the organizational structure, and engaging external expertise to strengthen internal control over financial reporting. Specifically, we:

•Expanded the accounting department by hiring senior leaders with expertise in U.S. GAAP, SEC reporting, public company SOX and associated internal controls. We also hired additional IT personnel with relevant expertise to support and oversee the execution of IT General Controls.
•Continued to assess personnel needs and will continue efforts to hire and retain additional qualified staff, as necessary.
•Conducted a financial risk assessment, engaging external resources to implement a controls evaluation strategy to establish a robust financial controls governance structure.
•Engaged expert SOX consultants to assist in the coordination, development, and testing of our control environment and material weakness remediation efforts.

◦Management continues to take several measures to address the material weaknesses in IT general controls, including:

•Enhancing and standardizing policies and procedures to support consistent application of controls IT processes.
•Redesigning access controls and enforcing segregation of duties for certain key financial applications.
•Enhancing IT change management controls, including monitoring of changes, for relevant financial applications and related system infrastructure.
•Developing IT operations controls to monitor that scheduled financial programs are operating as intended.
•Assessing the design of enhanced IT General Controls and initiated ongoing monitoring activities to address deficiencies.

◦We have and continue to prioritize efforts to strengthen the controls related to the identified material weaknesses related to control activities and information and communication. Progress toward remediation includes:

◦Enhancing controls over the financial statement close process:

•Developing formal documentation and communication of accounting policies, journal entry approval policies, management review checklists, and procedures to support the financial statement close process.
•Conducting trainings with control owners on executing enhanced controls, focusing on evidencing key control procedures, precision of review, review documentation and validation of the completeness and accuracy of data used in analyses.
•Improving documentation of the completeness and accuracy of source data, and timeliness of account reconciliations.
•Redesigning of the financial statement close process and controls by enhancing the review of account reconciliations, consolidated financial statements, and disclosures, and implementing financial reporting software to enhance automation and workflows.
•Assessing the design of related business processes and initiated ongoing monitoring activities to address deficiencies.
•Implementing the general ledger of a cloud-based ERP system, which will help prevent and detect errors, enforce segregation of duties, and permit controls around the review of manual journal entries.

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
(c) Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2025.
ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of SEC Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is PricewaterhouseCoopers LLP. The information required by this item is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report:
Report of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP; Washington, District Of Columbia; (PCAOB ID #238)
Report of Independent Registered Public Accounting Firm (Ernst & Young LLP; Tysons, VA; (PCAOB ID #42)
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations for the years ended December 31, 2025 and 2024
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2025 and 2024
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025 and 2024
Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024
Notes to the Consolidated Financial Statements
Schedules other than those listed above have been omitted from this Form 10-K because they are not required, are not applicable, or the required information is included in the consolidated financial statements and notes thereto.
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

3.2	Amended and Restated By-laws of Urban One, Inc. amended as of May 5, 2017 (incorporated by reference to Exhibit 3.2 to Urban One’s Current Report on Form 8-K filed May 8, 2017).
3.3	Certificate of Conversion of Bell Broadcasting Company into Bell Broadcasting Company LLC (incorporated by reference to Exhibit 3.3 to Urban One’s Annual Report on Form 10-K, filed March 14, 2016).
3.4	Articles of Organization of Blue Chip Broadcasting Licenses, Ltd. (incorporated by reference to Exhibit 3.32 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.5	Operating Agreement of Blue Chip Broadcasting Licenses, Ltd. (incorporated by reference to Exhibit 3.60 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.6	Articles of Organization of Blue Chip Broadcasting, Ltd. (incorporated by reference to Exhibit 3.30 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.7	Amended and Restated Operating Agreement of Blue Chip Broadcasting, Ltd. (incorporated by reference to Exhibit 3.59 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.8	Certificate of Formation of Charlotte Broadcasting, LLC (incorporated by reference to Exhibit 3.18 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.9	Limited Liability Company Agreement of Charlotte Broadcasting, LLC (incorporated by reference to Exhibit 3.53 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).

3.10	Certificate of Formation of Distribution One, LLC. (incorporated by reference to Exhibit 3.15 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.11	Limited Liability Company Agreement of Distribution One, LLC. (incorporated by reference to Exhibit 3.16 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.12	Articles of Incorporation of Interactive One, Inc. (incorporated by reference to Exhibit 3.19 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.13	Bylaws of Interactive One, Inc. (incorporated by reference to Exhibit 3.20 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.14	Certificate of Formation of Interactive One, LLC. (incorporated by reference to Exhibit 3.21 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.15	Limited Liability Company Agreement of Interactive One, LLC. (incorporated by reference to Exhibit 3.22 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.16	Certificate of Incorporation of New Mableton Broadcasting Corporation (incorporated by reference to Exhibit 3.43 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.17	Bylaws of New Mableton Broadcasting Corporation (incorporated by reference to Exhibit 3.70 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
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
4.1
Indenture for the 7.625% Second Lien Senior Secured Notes due 2031, dated as of December 18, 2025, among the Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (including the form of 2L Exchange Note) (incorporated by reference to Exhibit 4.1 to Urban One’s Current Report on Form 8-K filed December 18, 2025).

4.2
Indenture for the 10.5% First Lien Senior Secured Notes due 2030, dated as of December 18, 2025, among the Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (including the form of New First Lien Note) (incorporated by reference to Exhibit 4.1 to Urban One’s Current Report on Form 8-K filed December 18, 2025).

4.3	First Amendment to Amended and Restated Credit Agreement dated as of February 9, 2026 (incorporated by reference to Exhibit 4.1 to Urban One’s Current Report on Form 8-K as filed February 11, 2026).
4.10	Description of Registrant’s Securities*
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

10.3
Employment Agreement dated as of January 1, 2022 between Urban One, Inc. and Alfred C. Liggins, III (incorporated by reference to Exhibit 99.1 to Urban One’s Current Report on Form 8-K as filed April 9, 2024)

10.4
Transaction Letter Agreement, dated as of December 18, 2025, by and among the Company, Alfred C. Liggins, III and the Supporting Holders (incorporated by reference to Exhibit 4.1 to Urban One’s Current Report on Form 8-K filed December 18, 2025).

10.5	Employment Agreement between Radio One, Inc. and Catherine L. Hughes dated April 16, 2008 (incorporated by reference to Exhibit 10.1 to Urban One’s Current Report on Form 8-K filed April 18, 2008).

10.6
Terms of Employment Agreement between Radio One, Inc. and Catherine L. Hughes approved September 27, 2022 (incorporated by reference to Item 5.02 of Urban One’s Current Report on Form 8-K filed October 3, 2022).

10.7	Second Amended and Restated Urban One 2019 Equity and Performance Incentive Plan (incorporated by reference to Exhibit A to Proxy Statement dated August 21, 2024).
10.8
Transaction Support Agreement dated as of November 14, 2025, by and among Urban One, Inc and the Supporting Noteholders (incorporated by reference to Item 10.1 of Urban One’s Current Report on Form 8-K filed November 14, 2025).

19.1	Urban One, Inc. Insider Trading Policy*
21.1	Subsidiaries of Urban One, Inc.*
23.1	Consent of Ernst & Young LLP*
23.2	Consent of PricewaterhouseCoopers LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.1	Urban One, Inc. Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 99.2 to Urban One’s Current Report on Form 8-K as filed December 12, 2023).
101	Financial information from the Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*Indicates document filed herewith.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2026.

URBAN ONE, INC.

By:	/s/ Peter D. Thompson
Name:	Peter D. Thompson
Title:	Chief Financial Officer and Principal Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 20, 2026.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Urban One, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Urban One, Inc. and its subsidiaries (the "Company") as of December 31, 2025, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Interim Impairment Assessment of Certain Radio Broadcasting Licenses
As described in Notes 2 and 12 to the consolidated financial statements, the Company’s radio broadcasting licenses, net balance was $121.0 million as of December 31, 2025, of which a majority relates to radio broadcasting licenses in twelve of the thirteen radio markets in the Radio Broadcasting segment (the “certain radio broadcasting licenses”). Historically, when the radio broadcasting licenses were considered indefinite-lived intangible assets, they were tested annually for impairment at the accounting unit level on October 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values. As of May 31, 2025, the Company's projected market revenues and operating profit margins declined within the Radio Broadcasting segment creating a triggering event indicating that the fair value of certain of the Company’s radio broadcasting licenses were more likely than not to be less than their carrying value. To determine the fair value of the radio broadcasting licenses, management performed a discounted cash flow analysis using a discounted cash flow model across relevant radio markets. The assumptions used by management in the discounted cash flow model include market revenues, projected revenues by markets, market shares, operating profit margins, and discount rates. The Company recognized an impairment loss of approximately $121.3 million associated with twelve radio markets within the Radio Broadcasting segment during the three months ended June 30, 2025.

The principal considerations for our determination that performing procedures relating to the interim impairment assessment of certain radio broadcasting licenses is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of certain radio broadcasting licenses; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to market revenues, projected revenues by markets, market shares, operating profit margins, and discount rates, as relevant to the certain radio broadcasting license; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. As disclosed by management, material weaknesses existed that impacted this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for developing the fair value estimate of certain radio broadcasting licenses; (ii) evaluating the appropriateness of the discounted cash flow models used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow models; and (iv) evaluating the reasonableness of the significant assumptions used by management related to market revenues, projected revenues by markets, market shares, operating profit margins, and discount rates, as relevant to the certain radio broadcasting license. Evaluating management’s assumptions related to market revenues, projected revenues by markets, market shares, and operating profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the business supported by the certain radio broadcasting license; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow models and (ii) the reasonableness of the discount rate assumption as relevant to the certain radio broadcasting license.
Interim Goodwill Impairment Assessment - Cable Television Reporting Unit
As described in Notes 2, 12, and 18 to the consolidated financial statements, the Company’s goodwill, net balance was $132.4 million as of December 31, 2025, and the goodwill associated with the Cable Television segment, which is identical to the Cable Television reporting unit, was $92.4 million. Goodwill is tested annually for impairment at the reporting unit level on October 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values. As of December 31, 2025, an overall decline in the Company’s revenue, forecasted revenue, and operating profit margin created a triggering event indicating the fair value of the Cable Television reporting unit was more likely than not to be less than its carrying value. As a result, management performed an interim quantitative impairment assessment for the Cable Television reporting unit. Management estimated the fair value of the reporting unit by utilizing a discounted cash flow model, and the assumptions used include projected revenues, operating profit margins, terminal rate, and discount rate. Management also utilized a market value approach to supplement the discounted cash flow model and utilized average EBITDA multiples from guideline public companies. Based on the assessment, the Company recognized an impairment loss of approximately $53.1 million for the Cable Television goodwill balance.

The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment of the Cable Television reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Cable Television reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues and discount rate used in the discounted cash flow model and EBITDA multiples used in the market approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. As disclosed by management, material weaknesses existed that impacted this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for developing the fair value estimate of the Cable Television reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model and market approach used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model and market approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projected revenues and discount rate used in the discounted cash flow model and EBITDA multiples used in the market approach. Evaluating management’s assumptions related to projected revenues involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the Cable Television reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and market approach and (ii) the reasonableness of the discount rate and EBITDA multiples assumptions.
/s/ PricewaterhouseCoopers LLP
Washington, District Of Columbia
March 20, 2026
We have served as the Company’s auditor since 2025.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Urban One, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Urban One, Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP
We served as the Company’s auditor from 2023 to 2024.
Tysons, Virginia
March 27, 2025, except for the effects of the reverse stock split disclosed in Note 2 and the effects of the reportable segment changes disclosed in Note 18, as to which the date is March 20, 2026.

URBAN ONE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,515	$137,090
Restricted cash	843	484
Trade accounts receivable, net of allowance for expected credit losses of $4,178 and $4,553, respectively	88,676	113,847
Prepaid expenses	5,345	8,156
Current portion of content assets, net	39,469	36,861
Other current assets	4,604	8,941
Total current assets	164,452	305,379
CONTENT ASSETS, NET	72,552	86,868
PROPERTY AND EQUIPMENT, NET	33,384	27,822
RIGHT OF USE ASSETS, NET	35,331	31,055
GOODWILL, NET	132,382	196,425
RADIO BROADCASTING LICENSES, NET	121,014	257,759
OTHER INTANGIBLE ASSETS, NET	24,627	30,860
OTHER ASSETS	9,252	8,622
Total assets	$592,994	$944,790
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,017	$19,945
Accrued interest	1,018	18,028
Accrued compensation and related benefits	11,048	11,899
Reserve for audience deficiency	14,217	22,383
Short-term borrowings under the asset-backed facility	10,000	—
Current portion of content payables	9,446	14,233
Current portion of lease liabilities	6,702	7,428
Other current liabilities	11,861	20,386
Total current liabilities	78,309	114,302
LONG-TERM DEBT, net of original issue discount and issuance costs	429,742	579,069
CONTENT PAYABLES, net of current portion	5,059	6,020
LONG-TERM LEASE LIABILITIES	32,543	24,373
OTHER LONG-TERM LIABILITIES	8,392	12,788
DEFERRED TAX LIABILITIES, NET	11,715	29,305
Total liabilities	565,760	765,857

COMMITMENTS AND CONTINGENCIES (NOTE 17)
REDEEMABLE NON-CONTROLLING INTERESTS	2,631	7,988

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at December 31, 2025 and 2024	—	—

Common stock — Class A, $.001 par value, 30,000,000 shares authorized, 705,970 and 791,162 shares issued at December 31, 2025 and December 31, 2024, respectively; 615,081 and 700,273 shares outstanding at December 31, 2025 and December 31, 2024, respectively(1)	1	1
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 286,183 shares issued and outstanding at December 31, 2025 and 2024, respectively(1)	—	—
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 204,501 shares issued and outstanding at December 31, 2025 and 2024, respectively(1)	—	—
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 3,409,393 and 3,414,892 shares issued and outstanding at December 31, 2025 and 2024, respectively(1)	3	3
Treasury Stock, at cost — 90,889 at each of December 31, 2025 and 2024, respectively(1)	(1,345)	(1,345)
Additional paid-in capital	1,011,578	1,011,051
Accumulated deficit	(985,634)	(838,765)
Total stockholders’ equity	24,603	170,945
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$592,994	$944,790
(1) All classes of Common Stock have been retroactively adjusted to reflect the 1-for-10 Reverse Stock Split that occurred on January 22, 2026. See Note 15 - Stockholders Equity for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024
NET REVENUE	$374,371	$449,674
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $48, and $103, respectively	125,444	135,338
Selling, general and administrative, including stock-based compensation of $1,859 and $5,613, respectively(a)	209,159	230,450
Depreciation and amortization	18,073	7,716
Impairment of goodwill and intangible assets	191,816	151,755
Total operating expenses	544,492	525,259
Operating loss	(170,121)	(75,585)
INTEREST AND INVESTMENT INCOME	2,492	5,980
INTEREST EXPENSE	(38,806)	(48,571)
GAIN ON RETIREMENT OF DEBT	44,009	23,271
OTHER (EXPENSE) INCOME, NET	(463)	896
Loss from consolidated operations before benefit from (provision for) income taxes	(162,889)	(94,009)
BENEFIT FROM (PROVISION FOR) INCOME TAXES	16,010	(9,759)
NET LOSS FROM CONSOLIDATED OPERATIONS	(146,879)	(103,768)
LOSS FROM UNCONSOLIDATED JOINT VENTURE	—	(411)
NET LOSS	(146,879)	(104,179)
NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(10)	1,215
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(146,869)	$(105,394)

NET LOSS TO COMMON STOCKHOLDERS (per share)
Basic(b)	$(32.94)	$(22.23)
Diluted(b)	$(32.94)	$(22.23)

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic(b)	4,458,325	4,740,287
Diluted(b)	4,458,325	4,740,287
(a) Corporate selling, general and administrative expenses have been collapsed with Selling, general and administrative expenses in the consolidated statements of operations.
(b) Weighted-average shares outstanding used in the computation of basic and diluted net loss to common stockholders per share have been retroactively adjusted to reflect the 1-for-10 Reverse Stock Split that occurred on January 22, 2026. See Note 15 - Stockholders Equity for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2025	2024
NET LOSS	$(146,879)	$(104,179)
COMPREHENSIVE LOSS	$(146,879)	$(104,179)
LESS: COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(10)	1,215
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(146,869)	$(105,394)
The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2025 and 2024
(in thousands, except share data)

	Common Stock Class A(1)	Common Stock Class B(1)	Common Stock Class C(1)	Common Stock Class D(1)	Treasury Stock, at cost	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
BALANCE, as of December 31, 2023(1)	$1	$—	$—	$3	$—	$1,007,432	$(733,371)	$274,065
Net loss attributable to Urban One	—	—	—	—	—	—	(105,394)	(105,394)
Stock-based compensation expense	—	—	—	—	—	5,380	—	5,380
Repurchase of Class A Common Stock(1)	—	—	—	—	(1,345)	(3,690)	—	(5,035)
Repurchase of Class D Common Stock	—	—	—	—	—	(3,097)	—	(3,097)
Settlement of stock-based compensation liability(1)	—	—	—	—	—	4,681	—	4,681
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	—	345	—	345
BALANCE, as of December 31, 2024(1)	$1	$—	$—	$3	$(1,345)	$1,011,051	$(838,765)	$170,945
Net loss attributable to Urban One	—	—	—	—	—	—	(146,869)	(146,869)
Stock-based compensation expense	—	—	—	—	—	1,438	—	1,438
Repurchase of Class A Common Stock	—	—	—	—	—	(1,344)	—	(1,344)
Repurchase of Class D Common Stock	—	—	—	—	—	(928)	—	(928)
Payments for taxes related to net share settlement of equity awards	—	—	—	—	—	(488)	—	(488)
Settlement of stock-based compensation liability	—	—	—	—	—	670	—	670
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	—	1,179	—	1,179
BALANCE, as of December 31, 2025(1)	$1	$—	$—	$3	$(1,345)	$1,011,578	$(985,634)	$24,603
(1) Adjusted retroactively for the Reverse Stock Split, refer to Note 2 - Summary Of Significant Accounting Policies.
The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(146,879)	$(104,179)
Adjustments to reconcile net income to net cash from operating activities:
Bad debt expense (recovery)	3,129	(355)
Depreciation and amortization	18,073	7,716
Amortization of debt financing costs	1,701	1,920
Amortization of launch assets	3,408	4,980
Amortization of content assets	42,823	46,297
Deferred income taxes	(17,591)	8,368
Impairment of goodwill and intangible assets	191,816	151,755
Non-cash fair value adjustment of Employment Agreement Award	(632)	(10,398)
Stock-based compensation expense	1,907	5,716
Gain on retirement of debt	(44,009)	(23,271)
Other	142	659
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	22,042	18,991
Prepaid expenses and other current assets	2,419	2,584
Other assets	(244)	(4,441)
Content assets and content payables	(36,863)	(63,368)
Accounts payable	(7,733)	(305)
Accrued interest	(17,011)	(4,329)
Accrued compensation and related benefits	(851)	(2,521)
Reserve for audience deficiency	(8,167)	9,604
Other liabilities	(3,320)	(7,945)
Net cash flows provided by operating activities	4,160	37,478
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,072)	(7,226)
Proceeds from sale of equity securities	—	829
Acquisition of stations and broadcasting assets	(250)	(250)
Cash receipts related to disposition of station	—	5,613
Investment in unconsolidated joint venture	—	(609)
Net cash flows used in investing activities	(10,322)	(1,643)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of ownership interest in Reach Media	(3,232)	(7,603)
Repurchase of long-term debt	(51,878)	(115,557)
Repurchase of common stock, including payments for taxes related to net share settlement of equity awards	(2,760)	(8,132)
Proceeds from borrowings under the asset-backed facility	10,000	—
Payments on tender offer	(112,091)	—
Proceeds from subscription offer, net of discount	59,994	—

Payments for debt issuance costs	(4,151)	—
Payment of dividends to non-controlling interest members of Reach Media	(936)	(1,799)
Release of secured letters of credit deposit	—	1,260
Net cash flows used in financing activities	(105,054)	(131,831)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(111,216)	(95,996)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	137,574	233,570
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$26,358	$137,574

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$53,965	$50,717
Income taxes, net of refunds	$82	$2,471

NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES:
Non-cash additions to property and equipment	$2,055	$—
Adjustment of redeemable non-controlling interests to estimated redemption value	$(1,179)	$(345)
Operating right of use assets obtained in exchange for lease obligation	$13,227	$9,493
Settlement of stock-based compensation liability	$670	$4,681
The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
1. ORGANIZATION
Urban One, Inc., a Delaware corporation, and its subsidiaries (collectively, “Urban One”, the “Company”, “we”, “our” and/or “us”) is an urban-oriented, multi-media Company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of December 31, 2025, the Company owned and/or operated 76 independently formatted, revenue producing broadcast stations (including 58 FM or AM stations, 16 HD stations, and 2 low power television stations the Company operated), located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content platform targeting African-American and urban consumers. Thus, the Company has diversified its revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), which operates two cable television networks targeting African-American and urban viewers, TV One and CLEO TV; our 94.6% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its iONE Digital, Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. Through our national multi-media operations, the Company provides advertisers with a unique and powerful delivery mechanism to communicate with African-American and urban audiences.
Our core radio broadcasting franchise operates under the brand “Radio One.” The Company also operates other brands, such as TV One, CLEO TV, Reach Media, iONE Digital and One Solution, while developing additional branding reflective of our diverse media operations and our targeting of African-American and urban audiences.
As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, the Company has provided selected financial information on the Company’s four reportable segments: (i) Radio Broadcasting; (ii) Reach Media; (iii) Digital; and (iv) Cable Television. (See Note 18 – Segment Information of our consolidated financial statements for further discussion).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). All amounts presented in these consolidated financial statements are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, Corporate selling, general and administrative expenses have been collapsed with Selling, general and administrative expenses in the consolidated statements of operations and Launch support has been collapsed with Other liabilities in the consolidated statements of cash flows.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. The most significant estimates and assumptions are used in determining: (i) estimates of future cash flows, projected revenues rates, operating profit margins, and discount rates used to evaluate and recognize impairments; (ii) estimates of fair value of the Employment Agreement Award and redeemable non-controlling interest in Reach Media; and (iii) content asset amortization curves.
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

Supplemental Financial Information
The following table presents the components of Other Current Liabilities and Other Long-term Liabilities:

	As of December 31,
	2025	2024

	(in thousands)
Other current liabilities
Customer advances and unearned income	$2,754	$2,200
Unearned event income	90	1,152
Professional fee accrual	824	3,781
Operating expense accruals	2,429	2,512
Employment Agreement Award (as defined in Note 6 - Fair Value Measurements)	2,000	3,044
Deferred barter revenue	—	1,688
Other	3,764	6,009
Total other current liabilities	$11,861	$20,386

Other long-term liabilities
Employment Agreement Award (as defined in Note 6 - Fair Value Measurements)	$5,099	$7,382
Reserve for uncertain tax position	1,993	1,829
Other	1,300	3,577
Total other long-term liabilities	$8,392	$12,788
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

	Years Ended December 31,
	2025	2024

	(in thousands)
Cash and cash equivalents	$25,515	$137,090
Restricted cash	843	484
Total cash, cash equivalents, and restricted cash shown in Consolidated Statements of Cash Flows	$26,358	$137,574
Concentration of Credit Risk
The Company’s cash and cash equivalents are insured by the Federal Deposit Insurance Corporation (“FDIC”). However, the Company has amounts held with banks that may exceed the amount of FDIC insurance provided on such accounts. Generally, the balances may be redeemed upon demand and are maintained with financial institutions of reputable credit, and, therefore, bear minimal credit risk. The Company routinely assesses the financial strength of significant customers, and this assessment, combined with the large number and geographical diversity of its customers, limits our concentration of risk with respect to receivables from contracts with customers. No single customer accounted for over 10.0% of the Company’s consolidated net revenues during either of the years ended December 31, 2025 or 2024.

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
The changes in the allowance for expected credit loss are as follows:

	Years Ended December 31,
	2025	2024

	(in thousands)
Balance at Beginning of Period	$4,553	$8,638
Charged to Expense, net	3,129	(355)
Less: Deductions	(3,504)	(3,730)
Balance at End of Period	$4,178	$4,553
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. The Company assesses our goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or a business one level below that operating segment if discrete financial information is available. Goodwill is not amortized but is tested annually for impairment at the reporting unit level on October 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values. The excess is recorded to operations as an impairment charge.
In testing for goodwill impairment, the Company uses a weighting of the income and market approaches. The income approach estimates the fair value of the reporting unit, which involves, but is not limited to, judgmental estimates and assumptions about projected revenues assumptions, operating profit margins, discount rates and terminal rates. Additionally, the Company utilizes a market value approach to supplement the discounted cash flow model. The market value approach utilizes average EBITDA multiples from guideline public companies. The Company performs a market-based analysis by comparing the estimated fair value of the reporting units to the market capitalization of the Company.
The Company recognizes an impairment charge to operations in the amount that the reporting unit’s carrying value exceeds its fair value. Any impairment charge recognized cannot exceed the total amount of goodwill allocated to the reporting unit.

During the a portion of the year-ended December 31, 2025 and during the full year-ended December 31, 2024, in accordance with ASC 350, “Intangibles – Goodwill and Other”, (“ASC 350”), the Company did not amortize its radio broadcasting licenses, TV One Trade Name or goodwill. Instead, the Company performed a test for impairment annually across all reporting units, TV One Trade Name and radio broadcasting licenses, or on an interim basis when events or changes in circumstances or other conditions suggest impairment may have occurred. For goodwill, the Company’s individual radio markets within the Radio Broadcasting reporting unit and each of the other three business segments represent a reporting unit.
Other intangible assets, except for unamortized trade names, continue to be amortized on a straight-line or accelerated basis over their useful lives. The Company evaluates amortizable intangible assets for recoverability when circumstances indicate impairment may have occurred, using an undiscounted cash flow methodology. If the future undiscounted cash flows for the intangible asset are less than net book value, then the net book value is reduced to the estimated fair value.
As of May 31, 2025, an overall decline in revenue and operating profit margin created a triggering event indicating the fair value of the Company's Radio Broadcasting, Reach Media and Digital reporting units were more likely than not to be less than their carrying value. Therefore, the Company performed interim quantitative assessments at 10 of the reporting units containing goodwill. During the three months ended June 30, 2025, the Company recorded impairment losses of approximately $4.9 million and $3.9 million to reduce the carrying value of our Digital and Radio Broadcasting goodwill balances, respectively.
On July 1, 2025, the Company determined the components of our Radio Broadcasting operating segment represent a single reporting unit. The change was primarily driven by the continued integration of the individual markets under a centralized leadership structure resulting in interdependent processes across Radio Broadcasting. The Company utilized a quantitative impairment assessment immediately before the change and performed a qualitative assessment immediately thereafter. Based on this assessment, no impairment losses were recognized.
The Company performed an annual qualitative impairment assessment as of October 1, 2025 for all reporting units. Based on the qualitative impairment assessment performed, the Company performed a quantitative assessment for the Digital reporting unit. Based on the quantitative assessment, the Company recorded impairment losses of approximately $1.7 million to reduce the carrying value of our Digital goodwill balances. For the remaining reporting units no goodwill impairment losses were recognized.
As of December 31, 2025, an overall decline in revenue, forecasted revenue and operating profit margin brought on by industry and macro-economic conditions created a triggering event indicating the fair value of each of the Cable Television and Reach Media reporting units were more likely than not to be less than its’ carrying value. As a result, the Company performed an interim quantitative impairment assessment for the Cable Television and Reach Media reporting units to determine whether they were impaired. The Company estimated the fair value of the reporting units by utilizing a discounted cash flow model. The key assumptions used in the discounted cash flow model for goodwill include projected revenues, operating profit margins, terminal rate and discount rate. For Cable Television, the Company utilized a market value approach to supplement the discounted cash flow model. The market value approach utilized average EBITDA multiples from guideline public companies. See Note 6 - Fair Value Measurements of the Company's consolidated financial statements for key inputs in the Cable Television and Reach Media segments. Based on the assessment, the Company recognized impairment losses of approximately $53.1 million, and $0.5 million to reduce the carrying value of our Cable Television and Reach Media goodwill balances, respectively, for the year ended December 31, 2025.
Radio Broadcasting Licenses and TV One Trade Name
In connection with past acquisitions, a portion of the purchase price was allocated to radio broadcasting licenses and the TV One Trade Name. Historically, these intangible assets were not amortized but tested annually for impairment at the reporting unit level and accounting unit level on October 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values. The excess is recorded to operations as an impairment charge.

The Company tested radio broadcasting license impairment at the accounting unit level using the income approach, which involves, but is not limited to, judgmental estimates and assumptions about market revenues and projected revenues by markets, market shares, operating profit margins, and discount rates.
As of March 31, 2025 and May 31, 2025, the Company's projected market revenues and operating profit margins declined within the Radio Broadcasting segment creating a triggering event indicating that the fair value of certain of the Company’s radio broadcasting licenses were more likely than not to be less than its carrying value.
The Company recognized an impairment loss of approximately $6.4 million associated with five radio markets within the Radio Broadcasting segment, included in impairment of goodwill and intangible assets, on the consolidated statement of operations during the three months ended March 31, 2025.
The Company recognized an impairment loss of approximately $121.3 million associated with twelve radio markets within the Radio Broadcasting segment, included in impairment of goodwill and intangible assets, on the consolidated statement of operations during the three months ended June 30, 2025.
For the years ended December 31, 2025 and 2024, the Company recorded impairment losses against radio broadcasting licenses, of approximately $127.8 million and $118.5 million, respectively, which are included within the impairment of goodwill and intangible assets in the consolidated statements of operations.
Due to industry and macro-economic conditions along with ongoing declines in national and local radio listenership, and forecasted cash flows for Radio Broadcasting, the Company reassessed the useful life for the broadcasting licenses. As a result of the reassessment, the Company concluded that the useful life should change from indefinite-lived to finite-lived intangible assets effective June 1, 2025. The Company has adopted an accelerated amortization method and will amortize the assets over a range of 9 to 18-year period. This was considered a change in estimate, was accounted for prospectively, and resulted in amortization expense included in depreciation and amortization, on the consolidated statement of operations. See further information in Note 12 - Goodwill, Net And Other Intangible Assets, Net.
For the year ended December 31, 2024, the Company noted a continued decline in revenues in the Cable Television segment, indicating that it was more likely than not that its TV One Trade Name was impaired. Therefore, the Company performed a quantitative impairment assessment for the trade name for TV One to determine whether it was impaired.
To determine the fair value of the TV One Trade Name, the Company utilized the relief from royalty approach which values a trade name by calculating the present value of royalty payments avoided given the continued use. The key assumptions used in the analysis for the trade name include cumulative probability of continued use, percentage of royalty payments avoided, projected revenues, terminal rates, and discount rates.
The Company recognized an impairment loss of approximately $13.1 million associated with the TV One Trade Name within the Cable Television segment, included in impairment of goodwill and intangible assets, on the consolidated statement of operations during the year ended December 31, 2024.
Due to industry and macro-economic conditions along with ongoing subscriber churn, and forecasted cash flows for TV One, the Company reassessed the useful life for the TV One Trade Name. As a result of the reassessment, the Company concluded that the useful life should change from indefinite-lived to a finite-lived intangible asset effective January 1, 2025. The Company has adopted an accelerated amortization method and will amortize this asset over a 20-year period. This was considered a change in estimate, was accounted for prospectively, and resulted in amortization expense included in depreciation and amortization, on the consolidated statement of operations. See further information in Note 12 - Goodwill, Net And Other Intangible Assets, Net.

Impairment of Long-Lived Assets
Long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by comparing the carrying amount of the asset or group of assets to future undiscounted net cash flows expected to be generated by the asset or group of assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. The Company reviewed these long-lived assets during 2025 and 2024 and concluded there were no indicators of impairment.
Fair Value of Financial Instruments
As of December 31, 2025 and 2024, the Company’s financial instruments consisted of cash and cash equivalents, restricted cash, trade accounts receivable, accounts payable, its asset-backed facility and long-term debt. The carrying amounts approximated fair value for each of these financial instruments as of December 31, 2025 and 2024, except for the Company’s long-term debt, which is disclosed in Note 13 - Debt.
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
Within the Radio Broadcasting and Reach Media segments, revenues are generated from the sale of spot advertisements and sponsorships. Revenue from the sale of spot advertisements is recognized when the advertisements are run. Revenue from sponsorships is recognized as each underlying sponsorship performance obligation is satisfied. Revenue is recognized for each performance obligation based on the allocated transaction price and the pattern of transfer to the customer. The Company records revenue at the amount of consideration that it receives.
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
The Cable Television segment derives advertising revenue from the sale of television airtime to advertisers and revenue is recognized when the advertisements are run. In the agreements governing advertising campaigns, the Company may also promise to deliver to its customers a guaranteed minimum number of viewers or impressions on a specific television network within a particular demographic. These guaranteed advertising campaigns are considered to represent a single, distinct performance obligation. For these campaigns, revenues are recognized based on the audience levels reached multiplied by the average price per impression. The Company provides the advertiser with advertising until the guaranteed audience level is delivered, and invoiced amounts may exceed the value of the actual audience delivery. As such, a portion of revenues associated with such campaigns is deferred until the guaranteed audience level is delivered or the rights associated with the guarantees lapse, which is typically less than one year. Actual audience and delivery information is obtained from independent ratings services. Cable Television’s contracts with advertisers are typically a year or less in duration and are generally billed monthly. The Company also provides certain advertising services without guaranteed audience level and are billed monthly based on satisfaction of the performance obligation.

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
Contract Assets and Liabilities
Unbilled receivables consist of earned revenue that has not yet been billed. Contract assets are included in trade accounts receivable, net on the consolidated balance sheets. Customer advances and unearned income represent advance payments by customers for future services under contract that are generally fulfilled in the near term. For advertising sold based on audience guarantees, audience deficiency typically results in an obligation to deliver additional advertising units to the customer, generally within 1 year of the campaign end date. To the extent that audience guarantees are not met, a reserve for audience deficiency is recorded until such a time that the audience guarantee has been satisfied. Unearned event income represents payments by customers for upcoming events. Contract liabilities are included in other current liabilities on the consolidated balance sheets.
Practical Expedients and Exemptions
The Company generally expenses employee sales commissions when incurred because the amortization period would have been 1 year or less. These costs are recorded within selling, general and administrative expenses.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of 1 year or less or (ii) contracts for which variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.
Launch Support
The Cable Television segment has entered into certain affiliate agreements requiring various payments for launch support. Launch support assets are used to initiate carriage under affiliate agreements and are amortized over the term of the respective contracts. Amortization is recorded as a reduction to revenue. Launch assets are included in other intangible assets, net on the consolidated balance sheets, except for the portion of the unamortized balance that is expected to be amortized within 1 year which is included in other current assets.

Barter Transactions
In a barter transaction, the Company provides broadcast advertising time in exchange for programming content and certain services. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. Barter transaction revenue and expenses for the years ended December 31, 2025 and 2024 are as follows:

	Years Ended December 31,
	2025	2024

	(in thousands)
Barter transaction revenues	$3,815	$4,467
Barter transaction costs:
Programming and technical expenses	1,179	1,714
Selling, general and administrative expenses	2,636	2,753
Total barter transaction costs	$3,815	$4,467
Advertising and Promotions
The Company expenses advertising and promotional costs as incurred. Total advertising and promotional expenses for the years ended December 31, 2025 and 2024, were approximately $18.1 million and $23.4 million, respectively.
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

Reverse Stock Split
On February 21, 2025, our Board of Directors (the “Board”) authorized a reverse stock split across all classes of the Company’s outstanding common stock (the “Reverse Stock Split”). The Board's authorization was subject to the approval of the Company's stockholders, which was obtained on June 18, 2025. On January 16, 2026, the Company announced that its Board of Directors has approved the Reverse Stock Split of all classes of its common stock, including its publicly traded shares of Class A Common Stock and Class D Common Stock at a ratio of 1-for-10. The Reverse Stock Split was conducted to regain compliance with the $1.00 minimum bid price requirement (the “Minimum Bid Price Requirement”) for continued listing on the Nasdaq Capital Market (“Nasdaq”) with respect shares of the Company’s Class D Common Stock.
On January 16, 2026, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-10 Reverse Stock Split of all classes of the Company’s Common Stock (A, B, C and D), including its publicly traded Class A Common Stock and Class D Common Stock, which became effective as of 11:59 p.m. Eastern Time on January 22, 2026 (the “Effective Date”). No fractional shares were issued in connection with the Reverse Stock Split. Instead, in lieu of any fractional shares, the Company paid cash for each holder’s fractional shares in an amount equal to the closing sales price of the Company’s Class A Common Stock or Class D Common Stock, respectively, as reported on Nasdaq on the Effective Date.
Unless noted, all shares of Common Stock, including stock options, and restricted stock units, as well as all exercise prices, conversion prices and per share information in the Consolidated Financial Statements have been retroactively adjusted to reflect the Reverse Stock Split, as if the split occurred at the beginning of the earliest period presented in this Annual Report.
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
Under the Company's annual incentive compensation plan, the Company may grant immediate or future vesting of restricted stock awards and stock options to certain employees. For these awards, stock-based compensation expense is recognized over the requisite service period. As noted above, all shares of Common Stock, including all shares issued for compensation, including stock options, and restricted stock units, as well as all exercise prices, have been retroactively adjusted to reflect the Reverse Stock Split.
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
Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Included in this category are goodwill, net, employment agreement award, redeemable non-controlling interests, and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value.
Software and Web Development Costs
The Company capitalizes direct internal and external costs incurred to develop internal-use computer software during the application development stage. Internal-use software is amortized under the straight-line method using an estimated life of 3 years.
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
For programming that is predominantly monetized as part of a content group, such as the Company’s commissioned programs, capitalized costs are amortized based on an estimate of the Company’s usage and benefit from such programming. The estimates require management’s judgment and include consideration of factors such as expected revenues to be derived from the programming, the expected number of future airings, among other factors. The Company’s acquired programs’ capitalized costs are amortized based on projected usage, generally resulting in an amortization pattern that is the greater of straight-line over the contract term or projected usage. Commissioned programming, including films and television series, are amortized on a straight-line or accelerated basis based on viewership patterns, not to exceed 10 years, or if still in production, 5 years from the delivery of the most recent episode, if later.
The Company utilizes judgment to determine the amortization patterns of the Company’s content assets. Key assumptions include the categorization of content based on shared characteristics and the use of a quantitative model to predict revenue. For grouping of assets with similar characteristics, which the Company defines as genre, this model considers projected viewership which is based on (i) estimated household universe; (ii) ratings; and (iii) expected number of airings across different broadcast time slots.

For content that is predominantly monetized as a group, unamortized costs are tested for impairment whenever events or changes in circumstances indicate that the fair value of the group may be less than its unamortized costs. Groups are tested for impairment by comparing the cash flows of the group to the aggregate unamortized costs of the group. If the unamortized costs exceed the projected cash flows, an impairment charge is recorded for the excess and allocated to individual titles within the group on a pro rata basis using the relative carrying value of the titles. Program rights with no future programming usefulness are substantially abandoned, resulting in the write-off of remaining unamortized cost.
The Company determined there were no impairment indicators during the years ended December 31, 2025 and 2024. Impairment and amortization of content assets are recorded in the consolidated statements of operations as programming and technical expenses. All commissioned and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within 1 year of the consolidated balance sheet date which is classified as a current asset. Tax incentives offered by state governments are measured based on production activities and are recorded as a reduction to capitalized production costs within the commissioned programming content assets.
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
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires additional disclosures including greater disaggregation of information in the reconciliation of the statutory rate to the effective rate and income taxes paid disaggregated by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024. The Company adopted the ASU on January 1, 2025 prospectively and incorporated the required disclosures in Note 14 - Income Taxes.

Recently Issued Accounting Pronouncements Not Yet Adopted
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

3. NET REVENUES
Revenue Recognition
The following table shows the sources of the Company’s net revenues by contract type and segment for the years ended December 31, 2025 and 2024:

(in thousands)	Radio Broadcasting	Reach Media	Digital(1)	Cable Television(1)	Eliminations	Consolidated
Year Ended December 31, 2025
Net Revenue:
Radio advertising	$129,451	$23,275	$—	$—	$(2,705)	$150,021
Political advertising	1,394	—	16	20	—	1,430
Digital advertising	—	—	47,829	—	—	47,829
Cable television advertising	—	—	—	89,410	—	89,410
Cable television affiliate fees	—	—	—	69,399	—	69,399
Event revenues & other	8,246	7,871	—	165	—	16,282
Net revenue	$139,091	$31,146	$47,845	$158,994	$(2,705)	$374,371

Year Ended December 31, 2024
Net Revenue:
Radio advertising	$143,242	$35,105	$—	$—	$(2,616)	$175,731
Political advertising	14,303	1,955	3,756	425	—	20,439
Digital advertising(1)	—	—	59,064	—	—	59,064
Cable television advertising(1)	—	—	—	98,532	—	98,532
Cable television affiliate fees	—	—	—	77,071	—	77,071
Event revenues & other	8,258	10,200	—	99	280	18,837
Net revenue	$165,803	$47,260	$62,820	$176,127	$(2,336)	$449,674
(1) Effective January 1, 2025, segment information for the prior periods has been recast in this Annual Report on Form 10-K to include reclassification of a portion of revenues from our connected television (“CTV”) offering from the Digital segment to the Cable Television segment.
Contract Assets and Liabilities
Contract assets and contract liabilities that are not separately stated in the Company’s consolidated balance sheets as of December 31, 2025 and 2024 were as follows:

	As of December 31, 2025	As of December 31, 2024

	(in thousands)
Contract assets:
Unbilled receivables	$4,586	$5,969
Contract liabilities:
Customer advances and unearned income	$2,754	$2,200
Reserve for audience deficiency	14,217	22,383
Unearned event income	90	1,152

Unbilled receivables consist of earned revenue that has not yet been billed. Contract assets are included in trade accounts receivable, net on the consolidated balance sheets. Customer advances and unearned income represent advance payments by customers for future services under contract that are generally fulfilled in the near term. For advertising sold based on audience guarantees, audience deficiency typically results in an obligation to deliver additional advertising units to the customer, generally within 1 year of the campaign end date. To the extent that audience guarantees are not met, a reserve for audience deficiency is recorded until such a time that the audience guarantee has been satisfied. Unearned event income represents payments by customers for upcoming events. Contract liabilities are included in other current liabilities on the consolidated balance sheets.
All customer advances and unearned income as of January 1, 2025 was recognized as revenue for the year ended December 31, 2025. For customer advances and unearned income as of January 1, 2024, approximately $3.6 million was recognized as revenue for the year ended December 31, 2024.
For the reserve for audience deficiency as of January 1, 2025, approximately $12.8 million was recognized as revenue during the year ended December 31, 2025. For the reserve for audience deficiency as of January 1, 2024, approximately $3.4 million was recognized as revenue during the year ended December 31, 2024.
4. LAUNCH ASSETS
The Cable Television segment has entered into certain affiliate agreements requiring various payments for launch support. Launch support assets are used to initiate carriage under affiliate agreements and are amortized over the term of the respective contracts. The weighted-average amortization period for launch support and the remaining weighted-average amortization period for launch support as of December 31, 2025 and December 31, 2024 are as follows:

	December 31, 2025	December 31, 2024

	(in years)
Weighted-average amortization period	7.6	8.1
Remaining weighted-average amortization period	1.3	1.9
Launch support asset amortization for the year ended December 31, 2025 and 2024 is as follows:

	Years Ended December 31,
	2025	2024

	(in thousands)
Launch support asset amortization	$3,408	$4,980
The gross value and accumulated amortization of the launch assets are as follows:

	As of December 31,
	2025	2024

	(in thousands)
Launch assets	$24,264	$27,764
Less: accumulated amortization	(22,472)	(19,064)
Launch assets, net	$1,792	$8,700

Future estimated launch support amortization related to launch assets for years 2026 through 2029 is as follows:

(in thousands)
2026	$1,630
2027	88
2028	68
2029	6

5. EARNINGS PER SHARE
Basic and diluted earnings per share (“EPS”) attributable to common stockholders are presented in conformity with the two-class method required for participating securities: Class A, Class B, Class C, and Class D Common Stock. The rights of the holders of Class A, Class B, Class C, and Class D Common Stock are identical, except with respect to voting, conversion, and transfer rights.
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
The following table sets forth the calculation of basic and diluted earnings per share from continuing operations:

	Years Ended December 31,
	2025	2024
	(In thousands, except per share data)
Numerator:
Net loss attributable to Class A, Class B, Class C and Class D stockholders	$(146,869)	$(105,394)
Denominator(1):
Denominator for basic net loss per share - weighted-average outstanding shares	4,458,325	4,740,287
Effect of dilutive securities:
Stock options and restricted stock	—	—
Denominator for diluted net loss per share - weighted-average outstanding shares	4,458,325	4,740,287

Net loss to Class A, Class B, Class C and Class D stockholders per share – basic(1):	$(32.94)	$(22.23)
Net loss to Class A, Class B, Class C and Class D stockholders per share – diluted(1):	$(32.94)	$(22.23)
(1) Weighted-average shares outstanding used in the computation of basic and diluted net loss to common stockholders per share have been retroactively adjusted to reflect the 1-for-10 Reverse Stock Split that occurred on January 22, 2026. See Note 15 - Stockholders Equity for additional information.
For the year ended December 31, 2025, there were approximately 0.6 million potentially antidilutive securities that were not included in the computation of diluted EPS, because to do so would have been antidilutive for the periods presented. For the year ended December 31, 2024 there were approximately 0.6 million potentially antidilutive securities that were not included in the computation of diluted EPS, because to do so would have been antidilutive for the periods presented.

6. FAIR VALUE MEASUREMENTS
As of December 31, 2025 and 2024, respectively, the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3

	(in thousands)
As of December 31, 2025
Liabilities subject to fair value measurement:
Employment Agreement Award(a)	$7,099	$—	$—	$7,099

Mezzanine equity subject to fair value measurement:
Redeemable non-controlling interests(b)	$2,631	$—	$—	$2,631

Assets subject to fair value measurement:
Cash equivalents - money market funds (c)	$—	$—	$—	$—

As of December 31, 2024
Liabilities subject to fair value measurement:
Employment Agreement Award(a)	$10,426	$—	$—	$10,426

Mezzanine equity subject to fair value measurement:
Redeemable non-controlling interests(b)	$7,988	$—	$—	$7,988

Assets subject to fair value measurement:
Cash equivalents - money market funds(c)	$102,258	$102,258	$—	$—

(a) On April 3, 2024, the Company entered into an employment agreement (“2024 Employment Agreement”) with Alfred C. Liggins, III, President and Chief Executive Officer (“CEO”) pursuant to which he is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4.2% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in Cable Television. The Company reviews the factors underlying this award at the end of each reporting period including the valuation of Cable Television (based on the estimated enterprise fair value of Cable Television as determined by the income approach using a discounted cash flow model and the market approach using comparable public company multiples). Significant inputs to the discounted cash flow model include projected revenues assumptions, future operating profits, and discount rates. Significant inputs to the market approach include publicly held peer companies and recurring EBITDA multiples. The terms of the 2024 Employment Agreement were effective as of January 1, 2022 and continued until December 31, 2024 (the “Initial Term”). After expiration of the Initial Term, the term of the 2024 Employment Agreement extends automatically for additional one (1) year periods, unless either party provides written notice of its/his intention not to renew to the other party at least sixty (60) days before the expiration of the Initial Term or any renewal term of this Agreement, as applicable. As a part of its 2025 Refinancing ( as defined in Note 13 - Debt), the terms of the Employment Agreement were amended to limit his total cash compensation (the “Cash Compensation Limits”). The Cash Compensation Limits do not apply and are not operative for any fiscal year in which the Company’s leverage ratio (as defined in the indenture governing the Company’s First Lien Notes) as of December 31 of such fiscal year is less than 4.75:1.00. The Cash Compensation Limits also do not limit any compensation paid to Mr. Liggins in the form of common stock. Finally, the Cash Compensation Limits terminate once certain original noteholders and their respective affiliates no longer own any of the First Lien Notes.
(b) The fair value is measured using a discounted cash flow methodology. Significant inputs to the discounted cash flow model include revenue assumptions, future operating profit margins, and discount rate.
(c) The Company measures and reports its cash equivalents that are invested in money market funds and valued based on quoted market prices which approximate cost due to their short-term maturities.

There were no transfers within Level 1, 2, or 3 during the years ended December 31, 2025 and 2024. The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2025 and 2024:

	Employment Agreement Award	Redeemable Non-controlling Interests
	(in thousands)
Balance at December 31, 2023	$22,970	$16,520
Net income attributable to redeemable non-controlling interests	—	1,215
Dividends paid to redeemable non-controlling interests	—	(1,799)
Distribution	(2,146)	—
Purchase of ownership interest in Reach Media	—	(7,603)
Change in fair value	(10,398)	(345)
Balance at December 31, 2024	$10,426	$7,988
Net loss attributable to redeemable non-controlling interests	—	(10)
Dividends paid to redeemable non-controlling interests	—	(936)
Distribution	(2,695)	—
Purchase of ownership interest in Reach Media	—	(3,232)
Change in fair value	(632)	(1,179)
Balance at December 31, 2025	$7,099	$2,631
Changes in the fair value of the Employment Agreement Award were recorded in the consolidated statements of operations as selling, general and administrative expenses for the years ended December 31, 2025 and 2024. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets.
For Level 3 liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

			As of December 31, 2025	As of December 31, 2024

Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value(a)(c)
Employment Agreement Award	Discounted cash flow	Discount rate	14.0%	11.5%
Employment Agreement Award	Discounted cash flow	Operating profit margin range	20.0% - 33.9%	27.0% - 34.4%
Employment Agreement Award	Discounted cash flow	Revenue assumption rate range	(6.7)% - (2.0)%	(12.2)% - 1.9%
Employment Agreement Award	Market Approach	Average recurring EBITDA multiple	4.1x	4.5x
Redeemable non-controlling interests	Discounted cash flow	Discount rate	15.0%	20.5%
Redeemable non-controlling interests	Discounted cash flow	Operating profit margin range	7.0% - 9.3%	30.9% - 34.0%
Redeemable non-controlling interests	Discounted cash flow	Revenue assumption rate range	(0.5)% - 2.5%	(5.1)% - 19.7%
Redeemable non-controlling interests	Market Approach(b)	EBITDA Exit multiple	N/A	4.0x

(a) Any significant increases or decreases in unobservable inputs could result in significantly higher or lower fair value measurements. Changes in fair value measurements, if significant, may affect the Company’s performance measures.
(b) The Company did not utilize the market approach to measure the fair value of the redeemable non-controlling interests in FY 2025.
(c) The Company utilized certain of these significant unobservable inputs as part of it's interim quantitative assessment for the Cable Television and Reach Media Segments as of December 31, 2025 and December 31, 2024. See Note 12 - Goodwill, Net And Other Intangible Assets, Net.
Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Included in this category are goodwill, net, radio broadcasting licenses, net, and other intangible assets, net, which are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. See Note 12 – Goodwill, Net And Other Intangible Assets, Net of the Company's consolidated financial statements for further discussion.
Financial Instruments
As of December 31, 2025 and December 31, 2024, the Company’s financial instruments consisted of cash and cash equivalents, restricted cash, trade accounts receivable, accounts payable, its asset-backed credit facility, and long-term debt. The carrying amounts approximated fair value for each of these financial instruments as of December 31, 2025 and December 31, 2024, except for the Company’s long-term debt, which is disclosed in Note 13 - Debt.
7. CONTENT ASSETS, NET
The gross cost and accumulated amortization of content assets is as follows:

	As of December 31,
	2025	2024

	(in thousands)
Licensed Content, Net
Acquired	$19,307	$25,389
Produced Content, Net
Completed	85,595	86,367
In production	7,089	11,798
In development and pre-production	30	175
Content assets, net	112,021	123,729
Less: current portion of content assets, net	(39,469)	(36,861)
Noncurrent portion	$72,552	$86,868
Amortization of content assets is recorded in the consolidated statements of operations as programming and technical expenses. Content amortization for the years ended December 31, 2025 and 2024 is as follows:

	Years Ended December 31,
	2025	2024
	(in thousands)
Content amortization - acquired	$14,587	$14,376
Content amortization - produced	28,236	31,921
Total content amortization	$42,823	$46,297

Future estimated content amortization expense as of December 31, 2025 for content assets is as follows:

	Produced	Acquired	Total
	(in thousands)
2026	$27,385	$12,084	$39,469
2027	24,450	5,805	30,256
2028	20,916	1,471	22,386
2029	11,105	28	11,133
2030 and thereafter	8,755	23	8,778
Future estimated content amortization expense is not included for in-production or in-development content assets in the table above.
Future minimum content payments required under agreements entered into as of December 31, 2025, are as follows:

(in thousands)
2026	$9,446
2027	4,066
2028	993
8. RELATED PARTY TRANSACTIONS
Reach Media operates the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), an annual fund-raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The 2024 Fantastic Voyage® agreement provided Reach Media all necessary operations of the cruise, and that Reach Media was reimbursed its expenditures and received a fee based on performance. Tom Joyner is a minority interest owner of Reach Media.
Effective August 12, 2024, Reach Media and the Foundation entered into a new agreement regarding the Fantastic Voyage (the “FV Revised Agreement”). The 2025 Fantastic Voyage operated under the FV Revised Agreement, which provides distribution of net operating income in the following order until the funds are depleted: up to $0.3 million to the Foundation, up to a $2.0 million performance fee to Reach, with any remaining net operating income split between the Foundation and Reach at 10.0% and 90.0%, respectively. Regardless of the net operating income, the Foundation is guaranteed a distribution of at least $0.3 million. The Foundation’s remittances to Reach Media under the agreement are limited to its Fantastic Voyage® related cash collections. Reach Media bears the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related passenger cruise package sales. The FV Revised Agreement expired in 2025 and has not been renewed.
The Foundation owed Reach Media an immaterial amount as of December 31, 2025. The Foundation owed Reach Media approximately $1.0 million as of December 31, 2024.
The Fantastic Voyage was operated in October 2025 and May 2024. For the year ended December 31, 2025, the revenues, expenses, and operating income were approximately $7.7 million, $7.3 million, and $0.4 million, respectively, compared to the year ended December 31, 2024 for which they were approximately $9.5 million, $8.2 million, and $1.3 million, respectively.
Alfred C. Liggins, President and Chief Executive Officer of Urban One, Inc., was a compensated member of the Board of Directors of Broadcast Music, Inc. (“BMI”), a performance rights organization to which the Company pays license fees in the ordinary course of business. On February 8, 2024, the sale of BMI to a shareholder group led by New Mountain Capital, LLC, was completed. Based on the Company's equity interest in BMI, the sale resulted in cash proceeds of approximately $0.8 million. Due to the sale of BMI, Alfred Liggins ceased being a member of the BMI Board of Directors on February 8 2024. The Company incurred expenses of approximately $0.8 million with BMI during the year ended December 31, 2024.

9. LEASES
The following table sets forth the components of lease expense and the weighted-average remaining lease term and the weighted-average discount rate for the Company’s leases:

	Years Ended December 31,
	2025	2024

	(in thousands)
Fixed operating lease cost	$12,862	$14,564
Variable lease cost	244	94
Total lease cost	$13,106	$14,658

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,663	$14,856

Weighted-average lease term - operating leases	6.88 years	7.05 years
Weighted-average discount rate - operating leases	15.84%	12.96%
The following table sets forth how the Company allocates operating lease costs on the Company's consolidated statements of operations:

	Years Ended December 31,
	2025	2024

	(in thousands)
Operating lease costs:
Programming and technical	$7,849	$7,649
Selling, general and administrative	5,257	7,009
Total operating lease cost	$13,106	$14,658
As of December 31, 2025, maturities of lease liabilities were as follows:

For the Year Ended December 31,	(in thousands)
2026	$10,989
2027	9,318
2028	9,057
2029	9,065
2030	7,457
Thereafter	19,794
Total future lease payments	65,680
Less: imputed interest	(26,435)
Total lease liabilities	$39,245
As of December 31, 2025, the Company entered into an operating office lease and LMA that had not commenced and will have minimum lease payments of $0.7 and $1.7 million, respectively. These operating leases commenced in the first quarter of 2026 with contractual lease terms of 5 years and 2 years, respectively. In addition, the Company entered into an amendment of an office lease in the first quarter of 2026 with a minimum lease payments of $1.7 million. This operating lease will commence in the first quarter of 2026 with contractual lease term of 3 years.

10. ACQUISITIONS AND DISPOSITIONS
On September 18, 2024, the Company entered into an amended and restated time brokerage agreement (“TBA”) with La Mega Media, Inc. and Lazo Media, LLC (collectively “La Mega”). Pursuant to the TBA, on November 1, 2024, the Company began to broadcast programs produced, owned, or acquired by the Company on La Mega’s Columbus, Ohio radio station, WVKO-FM. Under the TBA, the Company pays a monthly fee as well as certain operating costs of WVKO-FM, and, in exchange, the Company retains all revenues from the sale of the advertising within the programming the Company provides. The term of the TBA is through October 31, 2027 and the Company has an option to acquire the station exercisable through December 31, 2026. The Company accounted for the LaMega transaction as an asset acquisition and allocated the transaction price of approximately $0.8 million to the assets acquired based on their relative fair values with no goodwill recognized. The Company’s allocation of the purchase price to the assets acquired consisted of approximately $0.7 million in FCC licenses and approximately $0.1 million in fixed assets. As of December 31, 2025, the Company has an outstanding obligation of approximately $0.3 million related to this acquisition.
11. PROPERTY AND EQUIPMENT
Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the related estimated useful lives. Property and equipment consist of the following:

	As of December 31,		Estimated Useful Lives
	2025	2024

	(in thousands)
Land and improvements	$3,591	$3,592	—
Buildings	3,247	3,247	31 years
Transmitters and tower equipment	18,336	17,777	7‑31 years
Equipment	13,086	11,513	3‑7 years
Furniture and fixtures	1,178	1,197	6 years
Software and web development	8,814	7,468	3 years
Leasehold improvements	7,839	8,243	Lesser of useful life or lease term
Construction-in-progress	7,702	760	—
	63,793	53,797
Less: accumulated depreciation	(30,409)	(25,975)
Property and equipment, net	$33,384	$27,822
Depreciation expense for the years ended December 31, 2025 and 2024 was approximately $6.4 million and $7.5 million, respectively. Repairs and maintenance costs are expensed as incurred.
12. GOODWILL, NET AND OTHER INTANGIBLE ASSETS, NET
Impairment Assessment
The Company performs an annual impairment assessment as of October 1 of each year. The Company identified interim triggering events which led to performing interim impairment assessments during the year, including the most recent qualitative interim testing performed as of December 31, 2025.

Goodwill, Net
The Company’s total goodwill carrying value is approximately $132.4 million as of December 31, 2025. The table below presents the changes in the Company’s goodwill carrying values for its reportable segments during 2025 and 2024:

	Radio Broadcasting	Reach Media	Digital(1)	Cable Television(1)	Total

	(in thousands)
As of December 31, 2023
Gross goodwill	$154,967	$30,468	$27,567	$165,044	$378,046
Accumulated impairment losses	(124,988)	(16,114)	(20,345)	—	(161,447)
Net goodwill at December 31, 2023	$29,979	$14,354	$7,222	$165,044	$216,599

Additions	—	—	—	—	—
Impairments	—	—	—	(20,174)	(20,174)

As of December 31, 2024
Gross goodwill	$154,967	$30,468	$27,567	$165,044	$378,046
Accumulated impairment losses	(124,988)	(16,114)	(20,345)	(20,174)	(181,621)
Net goodwill at December 31, 2024	$29,979	$14,354	$7,222	$144,870	$196,425

Additions	—	—	—	—	—
Impairments	(3,858)	(502)	(6,567)	(53,115)	(64,043)
Intersegment transfers (out) in(1)	—	—	(655)	655	—

As of December 31, 2025
Gross goodwill	$154,967	$30,468	$26,912	$165,699	$378,046
Accumulated impairment losses	(128,846)	(16,616)	(26,912)	(73,289)	(245,664)
Net goodwill at December 31, 2025	$26,121	$13,852	$—	$92,410	$132,382
(1) Includes the allocation of goodwill relating to the reclassification of the portion of the Company's connected TV offering previously within the Digital reportable segment to our Cable Television reportable segment. See Note 18 - Segment Information for information on this segment reclassification.
As of May 31, 2025, an overall decline in revenues and operating profit margins created a triggering event indicating the fair value of each of the Company's Radio Broadcasting, Reach Media and Digital reporting units were more likely than not to be less than its carrying value. Therefore, the Company performed interim quantitative assessments at ten of the reporting units containing goodwill. During the three months ended June 30, 2025, the Company recorded impairment losses of approximately $4.9 million and $3.9 million to reduce the carrying value of our Digital and Radio Broadcasting goodwill balances, respectively.
On July 1, 2025, the Company determined the components of our Radio Broadcasting operating segment represent a single reporting unit. See further information in Note 2 - Summary Of Significant Accounting Policies.
The Company performed an annual impairment assessment as of October 1, 2025 for all reporting units. Based on the impairment assessment performed, the Company recorded impairment losses of approximately $1.7 million to reduce the carrying value of our Digital goodwill balances. For the remaining reporting units no goodwill impairment losses were recognized.

As of December 31, 2025, an overall decline in revenue, forecasted revenue and operating profit margin brought on by declining industry and macro-economic conditions created a triggering event indicating the fair value of each of the Cable Television and Reach Media reporting units were more likely than not to be less than its’ carrying value. As a result, the Company performed an interim quantitative impairment assessment for the Cable Television and Reach Media reporting units to determine whether they were impaired. The Company estimated the fair value of the reporting units by utilizing a discounted cash flow model. The key assumptions used in the discounted cash flow model for goodwill include projected revenues, operating profit margins, terminal rate and discount rate. For Cable Television, the Company utilized a market value approach to supplement the discounted cash flow model. The market value approach utilized average EBITDA multiples from guideline public companies. See Note 6 - Fair Value Measurements of the Company's consolidated financial statements for key inputs in the Cable Television and Reach Media reporting units. Based on the assessment, the Company recognized impairment losses of approximately $53.1 million, and $0.5 million to reduce the carrying value of our Cable Television and Reach Media goodwill balances, respectively, for the year ended December 31, 2025.
Radio Broadcasting Licenses, Net
As of March 31, 2025 and May 31, 2025, the Company's projected market revenues and operating profit margins declined within the Radio Broadcasting segment creating a triggering event indicating that the fair value of certain of the Company’s radio broadcasting licenses were more likely than not to be less than their carrying value.
To determine the fair value of the radio broadcasting licenses, the Company utilized the income approach which values a license by calculating the value of a hypothetical startup company that initially has no assets except the asset to be valued (“the broadcasting license”). The Company performed a discounted cash flow model for broadcasting licenses across relevant radio markets. The key assumptions used in the discounted cash flow model for broadcasting licenses include market revenues, projected revenues by markets, market shares, operating profit margins, and discount rates.
The Company recognized an impairment loss of approximately $6.4 million associated with five radio markets within the Radio Broadcasting segment, included in impairment of goodwill and intangible assets, on the consolidated statement of operations during the three months ended March 31, 2025.
The Company recognized an impairment loss of approximately $121.3 million associated with twelve radio markets within the Radio Broadcasting segment, included in impairment of goodwill and intangible assets, on the consolidated statement of operations during the three months ended June 30, 2025.
For the years ended December 31, 2025 and 2024, the Company recorded impairment losses against radio broadcasting licenses, of approximately $127.8 million and $118.5 million, respectively, which are included within the impairment of goodwill and intangible assets in the consolidated statements of operations.
The Company’s licenses expire at various dates beginning October 1, 2027 through August 1, 2030. The FCC grants radio broadcast station licenses for specific periods of time and, upon application, may renew them for additional terms. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. Under the Communications Act, radio broadcast station licenses may be granted for a maximum term of 8 years. The FCC may grant the license renewal application with or without conditions, including renewal for a term less than the maximum otherwise permitted. Historically, the Company’s licenses have been renewed for a full 8-year terms without any conditions or sanctions; however, there can be no assurance that the licenses of each of the Company’s stations will be renewed for a full term without conditions or sanctions.

Below are the key assumptions used in the income approach for estimating the broadcasting licenses in the most recent interim impairments performed during the years-ended December 31, 2025 and 2024, respectively.

Radio Broadcasting Licenses	May 31, 2025	March 31, 2025	September 30, 2024**	June 30, 2024 (*)
Impairment charge (in millions)	$121.3	$6.4	$37.7	$80.8
Discount rates	9.5%	9.5% – 10.0%	10.5%	10.0%
Projected revenues assumption rate range	(3.2)% – 0.3%	(1.9)% – 1.0%	(4.0)% – 0.3%	(3.2)% – 0.2%
Market shares range	0.8% – 33.0%	0.8% – 30.0%	1.1% – 30.5%	1.0% – 28.5%
Operating profit margins range	0.8% – 30.0%	2.8% – 30.0%	1.3% – 30.0%	2.5% – 30.0%
(*) Key assumptions presented on the table for these periods relate to certain markets that were quantitatively assessed as part of the interim impairment assessments.
(**) Annual impairment testing assumptions were consistent with the interim impairment testing.
Due to industry and macro-economic conditions along with ongoing declines in national and local radio listenership, and forecasted cash flows for the Radio Broadcasting segment, the Company reassessed the useful life for the broadcasting licenses. As a result of the reassessment, the Company concluded that the useful life should change from indefinite-lived to finite-lived intangible assets effective June 1, 2025. The Company has adopted an accelerated amortization method and will amortize the assets with a carrying value of approximately $130.0 million as of June 1, 2025 over a 9 to 18 year period This was considered a change in estimate, was accounted for prospectively, and resulted in amortization expense of approximately $9.0 million included in depreciation and amortization, on the consolidated statements of operations for the year ended December 31, 2025.
The following table presents the changes in the Company’s radio broadcasting licenses carrying value during 2025 and 2024:

Total
(in thousands)
Balance at January 1, 2024	$375,296
Acquisitions(a)	955
Impairment charges	(118,492)
Balance at December 31, 2024	$257,759
Amortization expense	(8,973)
Impairment charges	(127,772)
Balance at December 31, 2025	$121,014
(a) Measurement period adjustment primarily related to the addition from the La Mega transaction as defined in Note 10 - Acquisitions And Dispositions of the Company's consolidated financial statements.
Future estimated amortization expense related to the broadcasting licenses for the years 2026 through 2030, and thereafter, is as follows:

(In thousands)
2026	$14,785
2027	13,762
2028	12,740
2029	11,717
2030	10,695
Thereafter	57,315

TV One Trade Name, Net
Due to industry and macro-economic conditions along with ongoing subscriber churn, and forecasted cash flows for the Cable Television segment, the Company reassessed the useful life for the trade name TV One (the “TV One Trade Name”). As a result of the reassessment, the Company concluded that the useful life should change from indefinite-lived to a finite-lived intangible asset effective January 1, 2025. The Company has adopted an accelerated amortization method and started to amortize this asset with a carrying value of approximately $26.6 million as of January 1, 2025 over a 20-year period. This was considered a change in estimate, was accounted for prospectively, and resulted in amortization expense of approximately $2.5 million included in depreciation and amortization, on the consolidated statement of operations for the year ended December 31, 2025.
The following table presents the changes in the Company’s trade name carrying value during the year ended December 31, 2025:

TV One Trade Name

(in thousands)
Net trade name at December 31, 2023	$39,690
Impairments	(13,089)
Net trade name at December 31, 2024	$26,601
Amortization expense	(2,533)
Net trade name at December 31, 2025	$24,068

Future estimated amortization expense related to the TV One Trade Name for the years 2026 through 2030, and thereafter is as follows:

(In thousands)
2026	$2,407
2027	2,280
2028	2,154
2029	2,027
2030	1,900
Thereafter	13,300

Intangible Assets Excluding Goodwill, Net and Radio Broadcasting Licenses, Net
Other intangible assets, net excluding goodwill, net and radio broadcasting licenses, net are amortized using a straight-line amortization method over various periods. Other intangible assets consist of the following:

	As of December 31,						Period of Amortization	Remaining Weighted- Average Period of Amortization
	2025			2024

	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Brand names	$4,161	$(3,935)	$226	$4,161	$(3,803)	$358	5‑10 Years	2.1 Years
TV One Trade Name, net(1)	26,601	(2,533)	24,068	26,601	—	26,601	20 Years	19 Years
Launch assets, net of current portion	22,634	(22,472)	162	22,798	(19,071)	3,727	Contract length	2.3 Years
Other	302	(131)	171	302	(128)	174	1‑15 Years	3.2 Years
Other intangible assets, net	$53,698	$(29,071)	$24,627	$53,862	$(23,002)	$30,860
(1) The Company has adopted an accelerated amortization method and started to amortize this asset over its useful life.
Amortization expense of intangible assets for each of the years ended December 31, 2025 and 2024 was approximately $11.6 million and $0.2 million, respectively. The table above excludes launch asset amortization as it is recorded as a reduction to revenue. Actual amortization expenses may vary as a result of future acquisitions and dispositions.
13. DEBT
The Company's long-term debt, net consists of the following:

			As of December 31, 2025	As of December 31, 2024
Debt Instruments	Maturity Date	Interest Rate	(in thousands)
10.500% First Lien Senior Secured Notes due 2030	4/1/2030	10.500%	$60,600	$—
7.625% Second Lien Secured Notes due 2031	4/1/2031	7.625%	291,020	—
7.375% Senior Secured Notes due February 2028(1)	2/1/2028	7.375%	11,816	584,575
Less: Unamortized debt issuance costs			(2,868)	(5,506)
Add: Premium			69,174	—
Long-term debt, net			$429,742	$579,069
(1) Subsequent to the effectiveness of the supplemental indenture on December 18, 2025, these notes are no longer secured. While these notes are styled as senior secured notes they are no longer secured by collateral.

On December 18, 2025, the Company closed a private placement debt exchange with holders of the 7.375% Senior Secured Notes (the “2028 Notes”) representing more than 97% of the aggregate principal amount outstanding. Pursuant to the private placement, the Company (i) tendered for $185.0 million aggregate principal amount of 2028 Notes which the Company purchased for cancellation for $111.0 million and $1.1 million consent fee in cash, (ii) issued $60.6 million aggregate principal amount of 10.500% first lien senior secured notes due 2030 (the “2030 First Lien Notes”), and (iii) issued $291.0 million aggregate principal amount of 7.625% Second Lien Secured Notes due 2031 (the “2031 Second Lien Notes”). Following the transactions (collectively “2025 Refinancing”), $11.8 million of the 2028 Notes remained outstanding.
10.500% first lien senior secured notes due 2030 (the “2030 First Lien Notes”)
On December 18, 2025, the Company issued $60.6 million aggregate principal amount of 10.500% First Lien Senior Secured Notes due 2030 including a discount of $0.6 million. The 2030 First Lien Notes were issued pursuant to an Indenture, dated as of December 18, 2025 (the “2030 First Lien Notes Indenture”) among the Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent. The 2030 First Lien Notes pay interest semiannually on April 1 and October 1 of each year in arrears.
The 2030 First Lien Notes were offered in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain non-U.S. persons in transactions outside of the United States in reliance on Regulation S under the Securities Act.
The 2030 First Lien Notes may be redeemed by the Company in whole or in part, at any time on and after April 1, 2028 at the redemption prices set forth in the 2030 First Lien Notes Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Prior to April 1, 2028, the Company may redeem the 2030 First Lien Notes in whole or in part, at its option, upon not less than ten (10) nor more than sixty (60) days’ prior notice at a redemption price equal to 100% of the principal amount of such 2030 First Lien Notes, plus the relevant Applicable Premium (as defined in the 2030 First Lien Notes Indenture), and accrued and unpaid interest, if any, to, but excluding, the redemption date; provided that at any time and from time to time prior to April 1, 2028, the Company may redeem up to 10% of the principal amount of the 2030 First Lien Notes in whole or in part, at its option, upon not less than ten (10) days’ nor more than sixty (60) days’ prior notice at a redemption price equal to 105% of the principal amount of such 2030 First Lien Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time and from time to time prior to April 1, 2028, the Company may redeem the 2030 First Lien Notes with the Net Cash Proceeds (as defined in the 2030 First Lien Notes Indenture) received by the Company from any Equity Offering (as defined in the 2030 First Lien Notes Indenture) at a redemption price equal to 107.375% plus accrued and unpaid interest to, but excluding, the redemption date, in an aggregate principal amount for all such redemptions not to exceed 40% of the original aggregate principal amount of the 2030 First Lien Notes (including Additional First Lien Notes (as defined in the 2030 First Lien Notes Indenture)), subject to certain conditions.
Further, the Company may redeem all, but not less than all, of the outstanding 2030 First Lien Notes at a redemption price equal to 100% plus accrued and unpaid interest to, but excluding, the redemption date, if such redemption occurs in connection with, and subject to the consummation of, a Specified Acquisition Transaction (as defined in the 2030 First Lien Notes Indenture).
Upon a Change of Control (as defined in the 2030 First Lien Notes Indenture), the Company will be required to make an offer to purchase all of the 2030 First Lien Notes, at an offer price equal to 101% of the aggregate principal amount of 2030 First Lien Notes plus accrued and unpaid interest, if any, to but excluding the date of repurchase (a “2030 First Lien Notes Change of Control Offer”). If not less than 90% in aggregate principal amount of the 2030 First Lien Notes outstanding are purchased pursuant to a 2030 First Lien Notes Change of Control Offer by the Company or a third party, the Company or such third party will have the right, upon not less than thirty (30) days’ nor more than sixty (60) days’ prior notice, given not more than thirty (30) days following such purchase pursuant to the 2030 First Lien Notes Change of Control Offer, to redeem all 2030 First Lien Notes that remain outstanding following such purchase at a price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest to but excluding the date of redemption.

The 2030 First Lien Notes and related guarantees are the Company’s and the guarantors’ respective senior secured obligations and are secured on a first-lien priority basis by the collateral (and on a second-lien priority basis by the ABL Priority Collateral (as defined in the 2030 First Lien Notes Indenture)), owned by the Company and each guarantor, subject to certain exceptions, limitations, permitted liens and the Intercreditor Agreements providing for the relative priorities of the respective security interests in the assets securing the 2030 First Lien Notes, the 2031 Second Lien Notes, obligations under the Current ABL Facility (as defined below) and any future junior lien debt of the Company and the guarantors, and certain other matters relating to the administration of security interests. The 2030 First Lien Notes are guaranteed by the Company and each of the guarantors. Under the terms of the 2030 First Lien Notes Indenture and subject to the Intercreditor Agreements, the 2030 First Lien Notes and related guarantees rank pari passu in right of payment with all existing and future senior indebtedness (including the 2031 Second Lien Notes, and obligations under the Current ABL Facility (as defined below), as applicable) of the Company and each guarantor and senior in right of payment to any future subordinated indebtedness of the Company and each guarantor, if any. The 2030 First Lien Notes and the guarantees are effectively senior to any unsecured indebtedness of the Company and each guarantor and subject to the Intercreditor Agreements, to indebtedness of the Company and each guarantor secured by liens junior to the liens securing the 2030 First Lien Notes.
The 2030 First Lien Notes Indenture contains covenants that limit the Company’s (and its restricted subsidiaries’) ability to, among other things: incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s or its subsidiaries’ assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; issue or sell stock of such subsidiaries; and consummate certain liability management transactions.
The net proceeds from the offering of the 2030 First Lien Notes, along with cash on hand, were used to purchase $185.0 million of validly tendered 2028 Notes at a purchase price of $111.0 million and $1.1 million consent fee in cash, pay accrued and unpaid interest on the 2028 Notes accepted for exchange or purchase, as applicable, and other various fees and expenses related to the offers and the remainder, if any, for general corporate purposes.
The fair value of the 2030 First Lien Notes as of December 31, 2025, was $60.6 million. The fair value of the New First Lien Notes, classified as a Level 2 instrument, were determined based on the trading values of this instrument in an inactive market as of the reporting date.
7.625% Second Lien Secured Notes due 2031 (the “2031 Second Lien Notes”)
On December 18, 2025 Company issued $291.0 million aggregate principal amount of 7.625% Second Lien Senior Secured Notes due 2031 (the “2031 Second Lien Notes”). The 2031 Second Lien Notes were issued in an exchange offer and consent solicitation (the “Exchange Offer and Consent Solicitation”) for the 2028 Notes for the 2031 Second Lien Notes and cash.
The 2031 Second Lien Notes were issued pursuant to an Indenture, dated December 18, 2025 (the “2031 Second Lien Notes Indenture”), among the Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent. The 2031 Second Lien Notes pay interest semiannually on April 1 and October 1 of each year in arrears. The 2031 Second Lien Notes were offered in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside of the United States in reliance on Regulation S under the Securities Act.
At any time, the Company may redeem all or a part of the 2031 Second Lien Notes at a redemption price equal to 100.0% of the principal amount of the 2031 Second Lien Notes, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

Upon a Change of Control (as defined in the 2031 Second Lien Notes Indenture) the Company will be required to make an offer to purchase all of the 2031 Second Lien Notes, at an offer price equal to 101% of the aggregate principal amount of 2031 Second Lien Notes plus accrued and unpaid interest, if any, to but excluding the date of repurchase (a “2031 Second Lien Notes Change of Control Offer”). If not less than 90% in aggregate principal amount of the 2031 Second Lien Notes outstanding are purchased pursuant to a 2031 Second Lien Notes Change of Control Offer by the Company or a third party, the Company or such third party will have the right to redeem all 2031 Second Lien Notes that remain outstanding following such purchase at a price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest to but excluding the date of redemption.
The 2031 Second Lien Notes and related guarantees are the Company’s and the guarantors’ respective senior secured obligations and are secured on a second-lien priority basis by the collateral (and on a third-lien basis by the ABL Priority Collateral (as defined in the 2030 First Lien Notes Indenture)) owned by the Company and each guarantor, subject to certain exceptions, limitations, permitted liens and the intercreditor agreements (the “Intercreditor Agreements”) providing for the relative priorities of the respective security interests in the assets securing the 2031 Second Lien Notes, the 2030 First Lien Notes (as defined below), obligations under the Current ABL Facility (as defined below) and any future secured debt of the Company and guarantors, and certain other matters relating to the administration of security interests. The 2031 Second Lien Notes are guaranteed by the Company and each of the Company’s material subsidiaries. Under the terms of the 2031 Second Lien Notes Indenture and subject to the Intercreditor Agreements, the 2031 Second Lien Notes and related guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Company and the guarantors, including the obligations of the Company and the guarantors under the 2030 First Lien Notes and the Current ABL Facility and rank senior in right of payment to any future subordinated indebtedness of the Company and each guarantor. The 2031 Second Lien Notes and related guarantees are effectively senior to any unsecured indebtedness of the Company and each guarantor and subject to the Intercreditor Agreements, to indebtedness of the Company and each guarantor secured by liens junior to the liens securing the 2031 Second Lien Notes.
The 2031 Second Lien Notes Indenture contains covenants that limit the Company’s (and its restricted subsidiaries’) ability to, among other things: incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s or its subsidiaries’ assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; issue or sell stock of such subsidiaries; and consummate certain liability management transactions.
The fair value of the 2031 Second Lien Notes as of December 31, 2025 was $160.1 million. The fair value of the 2031 Second Lien Notes, classified as a Level 2 instrument, were determined based on the trading values of this instrument in an inactive market as of the reporting date.
The Company performed an assessment of the exchange and tender offer and determined it met the criteria of a troubled debt restructuring under Accounting Standards Codification No. 470-60, Troubled Debt Restructurings by Debtors. For each series of the 2028 Notes (as defined below) exchanged, the undiscounted future cash flows associated with the 2030 First Lien Notes and 2031 Second Lien Notes were compared to the carrying value of the 2028 Notes, including unamortized debt issuance costs. As the undiscounted cash flows associated with the 2030 First Lien Notes and 2031 Second Lien Notes exceeded the carrying value of the applicable 2028 Notes exchanged, no gain was recorded.
The carrying value of the 2030 First Lien Notes and 2031 Second Lien Notes was established at the carrying value of the applicable 2028 Notes. The difference between the principal amount of the 2031 Second Lien Notes and 2030 First Lien Notes and the carrying value of the applicable 2028 Notes was recorded as a premium and is included in long-term debt, net on the Company’s consolidated balance sheets. The Company recorded a premium of approximately $69.2 million on the 2031 Second Lien Notes and 2030 First Lien Notes as the difference between the principal balance of the 2031 Second Lien Notes and 2030 First Lien Notes and the carrying value of the 2028 Notes exchanged.
The premium will result in interest expense being recognized at an effective interest rate of approximately 2.68% and 3.91% through the term of the 2030 First Lien Notes and 2031 Second Lien Notes. The difference in the contractual interest payments and interest expense will reduce the premium.

2028 Notes
On January 25, 2021, the Company closed on an offering of $825.0 million in aggregate principal amount of 7.375% Notes due 2028 (the “2028 Notes”) in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2028 Notes were general senior secured obligations of the Company and were guaranteed on a senior secured basis by certain of the Company’s direct and indirect restricted subsidiaries. The 2028 Notes mature on February 1, 2028 and interest on the 2028 Notes accrues and is payable semi-annually in arrears on February 1 and August 1 of each year at a rate of 7.375% per annum.
The 2028 Notes and the guarantees were secured, subject to permitted liens and except for certain excluded assets (i) on a first priority basis by substantially all of the Company’s and the guarantors’ current and future property and assets (other than accounts receivable, cash, deposit accounts, other bank accounts, securities accounts, inventory and related assets that secure the Company’s asset-backed revolving credit facility on a first priority basis (the “ABL Priority Collateral”), including the capital stock of each guarantor (collectively, the “Notes Priority Collateral”) and (ii) on a second priority basis by the ABL Priority Collateral.
During the year ended December 31, 2024 and through the nine-months ended September 30, 2025, under open authorizations by the Board of Directors, the Company repurchased its debt securities in open market purchase or in privately negotiated transactions in accordance with applicable laws and regulations. Repurchased debt was retired when repurchased. During the years ended December 31, 2025 and 2024, the Company paid approximately $51.9 million and $115.6 million, respectively, to repurchase approximately $96.7 million and $140.4 million of our 2028 Notes. A result of these repurchases, the Company recognized a gain on extinguishment of $44.0 million and $23.3 million for the years-ended December 31, 2025 and 2024, respectively.
On December 3, 2025, in connection with the 2025 Refinancing, the Company entered into a supplemental indenture (the “Supplemental Indenture”), by and between the Company and Wilmington Trust, National Association, as trustee and collateral agent for the 2028 Notes which amended the provisions of their governing indenture dated January 25, 2021. The Supplemental Indenture became operative December 18, 2025, upon the consummation of an exchange offer and consent solicitation in respect of the 2028 Notes. The Supplement Indenture amended the 2028 Notes indenture to eliminate substantially all of the restrictive covenants and certain of the default provisions, modify covenants regarding mergers and consolidations and modify or eliminate certain other provisions, including removing the requirement that the Company make an offer to repurchase the 2028 Notes if the Company experienced certain change of control transactions, releasing the guarantees provided by the guarantors of the 2028 Notes, and eliminating any requirement to provide guarantees in the future with respect to the 2028 Notes. After the Supplement Indenture became operative, approximately $11.8 million of the 2028 Notes remained outstanding, with approximately $0.1 million in unamortized deferred financing costs.
The deferred financing costs included in interest expense, for the years ended December 31, 2025 and 2024, were approximately $1.7 million and $1.9 million, respectively, and primarily relate to the 2028 Notes. The Company’s effective interest rate for the 2028 Notes 7.72% for 2025 and 7.85% for 2024.
At December 31, 2025, the fair value of the 2028 Notes was approximately $6.1 million. The fair values of the 2028 Notes, classified as a Level 2 instrument, were determined based on the trading values of this instrument in an inactive market as of the reporting date.
Asset-Backed Credit Facilities
On February 19, 2021, the Company closed on an asset backed credit facility (the “2021 ABL Facility”). The 2021 ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The 2021 ABL Facility provided for up to $50.0 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The 2021 ABL Facility also provided for a letter of credit facility up to $5.0 million as a part of the overall $50.0 million in capacity.

On April 30, 2023, the Company entered into a waiver and amendment (the “Waiver and Amendment”) to the 2021 ABL Facility. The Waiver and Amendment waived certain events of default under the 2021 ABL Facility related to the Company’s failure to timely deliver certain Annual Financial Deliverables for the fiscal year ended December 31, 2022. Additionally, under the Waiver and Amendment, the 2021 ABL Facility was amended to provide that from and after the date thereof, any request for a new LIBOR Loan (as defined in the 2021 ABL Facility), for a continuation of any then existing LIBOR Loan (as defined in the 2021 ABL Facility) or for a conversion of a Loan to a LIBOR Loan (as defined in the 2021 ABL Facility) would be deemed to be a request for a loan bearing interest at Term SOFR (as defined in the Amended 2021 ABL Facility) (the “SOFR Interest Rate Change”).
Advances under the 2021 ABL Facility were limited to (a) eighty-five percent (85.0%) of the amount of Eligible Accounts (as defined in the 2021 ABL Facility), less the amount, if any, of the Dilution Reserve (as defined in the 2021 ABL Facility), minus (b) the sum of (i) the Bank Product Reserve (as defined in the 2021 ABL Facility), plus (ii) the AP and Deferred Revenue Reserve (as defined in the 2021 ABL Facility), plus (iii) without duplication, the aggregate amount of all other reserves, if any, established by Administrative Agent.
All obligations under the 2021 ABL Facility were secured by a first priority lien on all (i) deposit accounts (related to accounts receivable), (ii) accounts receivable, and (iii) all other property which constitutes ABL Priority Collateral (as defined in the 2021 ABL Facility). The obligations are also guaranteed by all material restricted subsidiaries of the Company.
The 2021 ABL Facility matures on the earlier to occur of (a) the date that is 5 years from the effective date of the 2021 ABL Facility, and (b) 91 days prior to the maturity of the Company’s then outstanding 2028 Notes. The 2021 ABL Facility was subject to the terms of the Revolver Intercreditor Agreement (as defined in the 2021 ABL Facility) by and among the Administrative Agent and Wilmington Trust, National Association.
At the Company’s election, the interest rate on borrowings under the 2021 ABL Facility were based on either (i) the then applicable margin relative to Base Rate Loans (as defined in the 2021 ABL Facility) or (ii) until execution of the Waiver and Amendment (as defined below) took effect, the then applicable margin relative to the London Interbank Offer Rate, (“LIBOR Loan”) (as defined in the 2021 ABL Facility) corresponding to the average availability of the Company for the most recently completed fiscal quarter.
The Company entered into an amended and restated ABL facility (the “Current ABL Facility”) as a part of the 2025 Refinancing pursuant to an Amended and Restated Credit Agreement, among the Company, as the administrative borrower, together with the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent (the “Current ABL Facility”), which amends and restates the 2021 ABL Facility in order to facilitate the issuance of new notes in connection with the 2025 Refinancing. The Current ABL Facility provides for, among other things, commitments in the aggregate principal amount of up to $75.0 million, with incremental capacity to incur an additional principal amount of up to $25.0 million thereunder, with the proceeds thereof to be used primarily for working capital and general corporate purposes, including capital expenditures, permitted acquisitions, permitted investments and permitted dividends, in each case, in accordance with the terms of the Current ABL Facility.
The Current ABL Facility provides that interest on Base Rate Loans accrues at a per‑annum rate equal to the applicable margin plus the Base Rate, and interest on Term SOFR Loans accrues at a per‑annum rate equal to the applicable margin plus Term SOFR for the applicable interest period. In addition, upon the occurrence and during the continuance of an event of default, overdue principal, interest, and other amounts bear interest at rates generally 2.0% per annum above the rates otherwise applicable under the Current ABL Facility.
The Current ABL Facility matures on the earlier to occur of (a) December 18, 2030, (b) the date that is ninety-one (91) days prior to the maturity or expiration date applicable to any Material Indebtedness (other than the 2028 Notes) and (c) the date on which the 2028 Notes Non-Springing Maturity Condition fails to be true.

The Current ABL Facility and related guarantees are the Company’s and the guarantors’ respective senior secured obligations are secured on a first lien priority basis by the ABL Priority Collateral and a junior lien priority basis by all other collateral, in each case, owned by the Company and each guarantor, subject to certain exceptions, limitations, permitted liens and an Intercreditor Agreements providing for the relative priorities of the respective security interests in the assets securing the ABL Priority Collateral, the 2030 First Lien Notes, the 2031 Second Lien Notes and any future junior lien debt of the Company and the guarantors, and certain other matters relating to the administration of security interests. The obligations under the Current ABL Facility are guaranteed by the Company and each of the guarantors. Under the terms of the Current ABL Facility and subject to Intercreditor Agreements, the obligations and related guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Company and the guarantors, including the obligations of the Company and the guarantors under the 2030 First Lien Notes and the 2031 Second Lien Notes, and rank senior in right of payment to any future subordinated indebtedness of the Company and each guarantor. The obligations under the Current ABL Facility are effectively senior to any unsecured indebtedness of the Company and each guarantor and, subject to the Intercreditor Agreements, indebtedness of the Company and each guarantor secured by liens junior to the liens securing the obligations under the Current ABL Facility.
The Current ABL Facility contains covenants that limit the Company’s (and its restricted subsidiaries’) ability to, among other things: incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s or its subsidiaries’ assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; issue or sell stock of such subsidiaries; and consummate certain liability management transactions.
On December 18, 2025, the Company drew $10.0 million on the on the Current ABL Facility, which remains outstanding with a 3 month maturity as of December 31, 2025. Subsequent to the drawdown, the Company's borrowing capacity was approximately $40.3 million as of December 31, 2025. However, the Company repaid the entirety of this draw in the first quarter of 2026. As of December 31, 2024, the Company did not have any outstanding balance on the Amended and Restated ABL Credit Agreement.
Future Minimum Principal Payments
Future scheduled minimum principal payments of long-term debt as of December 31, 2025, were as follows:

Long-term debt
(in thousands)
2026	$—
2027	—
2028	11,816
2029	—
2030	60,600
2031	291,020
Total	$363,436

14. INCOME TAXES
The following table reconciles the U.S federal statutory rate to our effective income tax rate for the year ended December 31, 2025, as required by ASU 2023-09 (see “Recently Adopted Accounting Pronouncements” in Note 2 - Summary Of Significant Accounting Policies for more information):

	For the Year Ended December 31, 2025
	Amount	Percent

	(in thousands)
U.S. statutory federal tax benefit/(expense)	$34,207	21.0%
State and local income taxes, net of federal tax effect(1)	4,636	2.8%
Change in valuation allowances	(21,953)	(13.5)%
Nondeductible expenses
Executive compensation	(829)	(0.5)%
Other nondeductible expenses	(1,091)	(0.7)%
Changes in prior year unrecognized tax benefits	1,258	0.8%
Other	(218)	(0.1)%
Benefit from income taxes	$16,010	9.8%
(1) State and local income taxes in Georgia comprises the majority (greater than 50%) of the tax in this category.
The following table reconciles the U.S. federal statutory rate to our effective income tax rate for the years ended December 31, 2024, prior to the adoption of ASU 2023-09:

For the Year Ended December 31,
2024

(in thousands)
Statutory federal tax expense	$19,742
Effect of state taxes, net of federal benefit	6,849
Effect of state rate and tax law changes	419
Non-deductible officer’s compensation	(645)
Non-deductible employment agreement award	2,184
Change in valuation allowance	(32,369)
Internal revenue code (“IRC”) Section 382 adjustments	(762)
Net operating loss (“NOL”) expirations	(100)
Uncertain tax positions	(3,745)
Return to provision adjustments	(704)
Other	(628)
Provision for income taxes	$(9,759)
The statutory federal tax rate used for the years ended December 31, 2025 and 2024 was 21.0%. Major components of the effective tax rate for the years ended December 31, 2025 and 2024 are related to change in valuation allowance, non-deductible employment awards, limitation of officer's compensation under IRC Section 162(m), uncertain tax positions, and state income taxes.

The following table presents income taxes paid (net of refunds received) for the year ended December 31, 2025, as required by ASU 2023-09:

	For the Years Ended December 31,
	2025	2024

	(in thousands)
U.S Federal	$—
U.S State and Local
Alabama	89
Colorado	(11)
Massachusetts	(39)
Michigan	(264)
New York	8
Pennsylvania	21
Utah	(6)
Texas	276
Other	8
Total cash paid for income taxes (net of refunds)	$82
Total cash paid for income taxes (prior to ASU 2023-09)		$2,471
The components of the benefit from (provision for) income taxes from continuing operations are as follows:

	For the Years Ended December 31,
	2025	2024

	(in thousands)
Federal:
Deferred	$10,134	$(5,244)
State:
Current	(1,580)	(1,391)
Deferred	7,456	(3,124)
Benefit from (Provision for) income taxes	$16,010	$(9,759)

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

	As of December 31,
	2025	2024

	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$990	$1,091
Accruals	2,073	2,908
Stock-based compensation	653	876
Deferred financing costs	16,686	—
Net operating loss carryforwards	27,859	45,017
Lease liabilities	9,460	7,699
Interest expense carryforward	25,694	28,672
Other assets	—	1,027
Total deferred tax assets	83,415	87,290
Valuation allowance for deferred tax assets	(55,755)	(33,842)
Total deferred tax asset, net of valuation allowance	$27,660	$53,448

Deferred tax liabilities:
Intangible assets	$(28,810)	$(73,004)
Fixed assets	(1,216)	(1,037)
Right of use assets	(8,517)	(7,518)
Partnership interests	(319)	(290)
Deferred financing costs	—	(451)
Other liabilities	(513)	(453)
Total deferred tax liabilities	(39,375)	(82,753)
Deferred tax liabilities, net	$(11,715)	$(29,305)

As of December 31, 2025, the Company has federal and state Net Operating Loss (“NOL”) carryforward amounts of approximately $256.8 million and $243.3 million, respectively. Certain of the federal and state NOLs are subject to annual limitations under Internal Revenue Code Section 382. Additionally, the amount of the state NOLs may change if future apportionment factors differ from current factors. The Company continues to assess potential tax strategies, which if successful, may reduce the impact of the annual limitations and potentially recover NOLs that otherwise would expire before being applied to reduce future income tax liabilities. If successful, the Company may be able to recover additional federal and state NOLs in future periods, which could be material. If the Company concludes that it is more likely than not that the Company will be able to realize additional federal and state NOLs, the tax benefit could materially impact future quarterly and annual periods. However, if these potential tax strategies do not meet the more likely than not threshold, the Company may claim these additional NOLs as unrecognized tax benefits. The federal NOLs expire in various years from 2026 to 2035. The state NOLs expire in various years from 2026 through 2044, and certain of our state NOLs may be carried forward indefinitely.
In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
The Company considered all available evidence, both positive and negative, to determine whether, based on the weight of the evidence, a valuation allowance for deferred tax assets was necessary. The Company reached the conclusion it was appropriate to record a valuation allowance against a portion of its deferred tax assets based on the available evidence. During the year ended December 31, 2025, the Company recorded $22.0 million of valuation allowances against its deferred tax assets related to non-deductible interest expense and net operating loss carryforwards.
As of December 31, 2025, the gross deferred tax assets of approximately $83.4 million were primarily the result of federal and state net operating losses and the IRC Section 163(j) interest expense carryforward. Valuation allowances of $55.8 million and $33.8 million were recorded against the Company’s gross deferred tax asset balance as of December 31, 2025 and 2024, respectively, and are primarily related to the federal and state net operating losses and the IRC Section 163(j) interest expense carryforward which are not more likely than not to be realized.
The changes in the Company’s valuation allowance are as follows:

	For the Years Ended December 31,
	2025	2024
	(in thousands)
Balance at Beginning of Period	$33,842	$1,473
Additions charged to income tax expense	23,101	32,369
Allowances taken or written off	(1,188)	—
Balance at End of Period	$55,755	$33,842
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Years Ended December 31,
	2025	2024

	(in thousands)
Balance as of January 1	$4,889	$575
Additions for tax positions related to prior years	—	4,367
Reduction for tax positions related to prior years	(1,376)	—
Deductions for tax positions as a result of the lapse of applicable statutes of limitation	(43)	(53)
Balance as of December 31	$3,470	$4,889

As of each December 31, 2025 and 2024, there were $2.8 million and $4.1 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate. It is reasonably possible that further adjustments to our unrecognized tax benefits may be made within the next twelve months due to audit settlements and regulatory interpretations of existing tax laws. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. There is no material amount of interest and penalties recognized in the statement of operations and the consolidated balance sheets for the years ended December 31, 2025 and 2024.
The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s open tax years for federal income tax examinations include the tax years ended December 31, 2022 through 2025. For state and local purposes, the open years for tax examinations include the tax years ended December 31, 2021 through 2025.

15. STOCKHOLDERS EQUITY
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
Reverse Stock Split
See Note 2 - Summary Of Significant Accounting Policies for information regarding the Company's Reverse Stock Split effective January 22, 2026.
Share Repurchases
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
On September 27, 2022, the Compensation Committee authorized the repurchase of up to $0.5 million worth of shares in the aggregate from employees who want to sell in connection with the Company’s most recent employee stock grant (the “Stock Grant Authorization”). During the year ended December 31, 2024, the Company repurchased 18,450 shares of Class D Common Stock for approximately $0.3 million at an average price of $14.20 per share. During the year ended December 31, 2025, the Company did not repurchase any shares of Class A Common Stock under the Stock Grant Authorization. During the year ended December 31, 2025, the Company repurchased 9,898 shares of Class D Common Stock for approximately $0.1 million at an average price of $9.80 per share. After giving effect to the above transactions, the repurchase program has approximately $0.1 million remaining shares under the Stock Grant Authorization.
On June 10, 2024, after exhaustion of the earlier programs except the Stock Grant Authorization, the Company’s Board of Directors approved a share repurchase authorization to repurchase up to $20.0 million of the Company's outstanding Class A and/or Class D Common Stock (collectively, the “Stock Repurchase Program”). The 2024 Stock Repurchase Program was cancelled as part of the 2025 Refinancing transaction as described in Note 13 - Debt.
The following table details our stock repurchases under the 2024 Stock Repurchase Program during the years ended December 31, 2025 and 2024.

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Class A	Class D	Class A	Class D
Shares of common stock repurchased(1)	85,188	113,575	285,084	119,161
Average price paid per share(1)	$15.77	$7.30	$17.70	$12.20
Total cost	$1,343,784	$829,522	$5,049,396	$1,448,958
(1) Adjusted retroactively for the Reverse Stock Split, refer to Note 2 - Summary Of Significant Accounting Policies.

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
During the years ended December 31, 2025 and 2024, the Company executed Stock Vest Tax Repurchases of 68,173 shares of Class D Common Stock for approximately $0.5 million at an average price of $7.20 per share and 42,597 shares of Class D Common Stock for approximately $1.4 million at an average price of $32.00 per share, respectively.
Stock Option and Restricted Stock Grant Plan
The 2019 Equity and Performance Incentive Plan is an equity performance incentive plan for stock options and restricted stock. Both Class A and Class D Common Stock are available for grant. The Company settles stock options, net of tax, upon exercise by issuing stock.
On October 1, 2024, the Company held its 2024 Annual Stockholder's meeting. At that meeting, the stockholders approved a second amendment and restatement (the “2024 Second Incentive Plan Amendment and Restatement”) of the Urban One 2019 Equity and Performance Incentive Plan (the “2019 Plan”) to (i) correct a typographical error with respect to the duration of options and (ii) increase the number of Class A and Class D shares available for issuance. The 2024 Second Incentive Plan Amendment and Restatement was approved and, as a result, 75,000 shares of Class A Common Stock and 700,000 shares of Class D Common Stock were added to the 2019 Plan. The total number of shares authorized for issuance under the 2019 Incentive Plan, giving effect to its original authorization of 550,000 Class D shares, the first amendment and restatement in 2021 with its 200,000 Class A shares and 551,958 Class D shares and the 2024 Second Incentive Plan Amendment and Restatement is (i) 75,000 shares of the Company's Class A Common Stock and (ii) 1,801,958 shares of the Company's Class D Common Stock. Immediately after giving effect to the 2024 Second Incentive Plan Amendment and Restatement 200,000 shares of the Company's Class A Common Stock are ungranted and in reserve and (ii) 700,000 shares of the Company's Class D Common Stock were ungranted and in reserve. As of December 31, 2025, the Company had 515,424 shares available to grant under the 2024 Second Incentive Plan Amendment and Restatement.
Pursuant to the terms of the Company’s stock plan and subject to the Company’s insider trading policy, a portion of each recipient’s vested shares may be sold in the open market or repurchased by the Company for tax purposes on or about the vesting dates.
The requisite service period or vesting period for stock options and restricted stock awards is generally 1 year. Stock option grants generally expire 10 years from the grant date.
Stock-based compensation expense for the years ended December 31, 2025 and 2024 was approximately $1.9 million and $5.7 million. Tax expense from stock-based compensation for the year ended December 31, 2025 was approximately $1.8 million. Tax benefit from stock-based compensation for the year ended December 31, 2024, was approximately $0.8 million.
The per share weighted-average fair value of options for Class D shares granted during the years ended December 31, 2025 and 2024, was $5.25 and $13.30, respectively.
These fair values were derived using the Black-Scholes model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2025	2024
Average risk-free interest rate	3.95%	3.75%
Expected dividend yield	—%	—%
Expected term	5.07 years	4.48 years
Expected volatility	84.81%	77.82%

Transactions and other information relating to stock options of Class D Common Stock for the years ended December 31, 2025 and 2024 are summarized below:

	Number of Options(a)	Weighted-Average Exercise Price(a)	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(b)
Outstanding at December 31, 2023	522,414	$29.04	5.28	$5,021,952
Grants	142,804	23.82	—	—
Exercised	—	—	—	—
Forfeited/cancelled/expired/settled	(121,546)	26.32	—	—
Outstanding at December 31, 2024	543,672	$28.27	6.44	$—
Grants	67,889	7.31	—	—
Exercised	—	—	—	—
Forfeited/cancelled/expired/settled	(21,476)	26.36	—	—
Outstanding at December 31, 2025	590,085	$25.90	5.81	$102,442
Vested and expected to vest at December 31, 2025	590,085	25.90	5.81	17,658
Unvested at December 31, 2025	10,707	6.94	9.62	17,658
Exercisable at December 31, 2025	579,378	$26.25	5.74	$84,784
(a) Adjusted retroactively for the Reverse Stock Split, refer to Note 2 - Summary Of Significant Accounting Policies.
(b) The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the period, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on that day. This amount changes based on the fair market value of the Company’s stock.
Activity relating to grants of restricted shares of Class D Common Stock for the years ended December 31, 2025 and 2024 are summarized below:

	Shares(a)	Weighted-Average Fair Value at Grant Date(a)
Unvested at December 31, 2023	31,312	$47.73
Grants	189,937	26.26
Vested	(129,866)	36.86
Forfeited/cancelled/expired	(6,497)	12.31
Unvested at December 31, 2024	84,886	$19.02
Grants(b)	195,066	7.13
Vested(b)	(204,884)	11.60
Forfeited/cancelled/expired	(8,942)	11.20
Unvested at December 31, 2025	66,126	$7.99
(a) Adjusted retroactively for the Reverse Stock Split, refer to Note 2 - Summary Of Significant Accounting Policies.
(b) Granted and vested shares include the settlement of stock-based compensation liability of $0.7 million for the year-ended December 31, 2025.
The Company did not grant any restricted shares of Class A Common Stock during the years ended December 31, 2025 and 2024. There were 75,000 shares vested and no shares were cancelled during the year ended December 31, 2025. During the year ended December 31, 2024 there were no shares vested or were cancelled. There were no unvested shares of restricted Class A Common Stock outstanding as of December 31, 2025. As of December 31, 2024 there were 75,000 unvested shares of restricted Class A Common Stock outstanding with a weighted-average fair value at grant date of $53.90.
Restricted stock grants for Class A and Class D shares are included in the Company’s outstanding share numbers on the effective date of grant. As of December 31, 2025, approximately $0.4 million of total unrecognized compensation cost related to awards of restricted Class D Common Stock is expected to be recognized over a weighted-average period of 11 months.

16. PROFIT SHARING AND EMPLOYEE SAVINGS PLAN
The Company maintains a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer allowable portions of their compensation on a pre-tax basis through contributions to the savings plan. The Company may contribute to the plan at the discretion of its Board of Directors. The Company does not match employee contributions. The Company did not make any contributions to the plan during the years ended December 31, 2025 and 2024.
17. COMMITMENTS AND CONTINGENCIES
Radio Broadcasting Licenses, Net
Each of the Company’s radio stations operates pursuant to one or more licenses issued by the FCC that have a maximum term of 8 years prior to renewal. The Company’s radio broadcasting licenses expire at various times, beginning in October 2027 through August 2030. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is filed and is pending, as is the case with respect to each of the Company’s stations with licenses that have expired.
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
The Radio Music Licensing Committee (“RMLC”), of which the Company is a represented participant, has negotiated and entered into, on behalf of participating members, an Interim License Agreement with ASCAP effective January 1, 2022 and to remain in effect until the date on which the parties reach agreement as to, or there is court determination of, new interim or final fees, terms, and conditions of a new license for the 5 year period commencing on January 1, 2022 and concluding on December 31, 2026. On February 7, 2022, the RMLC and GMR reached a settlement and achieved certain conditions which effectuate a 4-year license to which the Company is a party for the period April 1, 2022 to March 31, 2026. The license includes an optional 3-year extended term that the Company has opted into. On August 19, 2025, the RMLC announced that it had settled litigation with BMI and ASCAP concerning licensing arrangements and that the settlement has led to new license agreements for members organizations. Both agreements are retroactive to January 1, 2022, and run through December 31, 2029. Each of the new BMI and ASCAP licenses maintain the same percentage-of-revenue license fee structure of the prior licensing arrangements and continue to provide for broad coverage of over-the-air programming, as well as simulcast/website transmissions of podcasts/archived content. While the percentage rates in the new licensing arrangements are higher than the old rates, they are lower than the rates sought by each of BMI and ASCAP in the now-settled litigation. The rate increase resulted in additional expense of approximately $3.1 million for the historical periods under settlement, which is included in programming and technical expenses on the consolidated statement of operations for the year ended December 31, 2025.
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

Leases and Other Operating Contracts and Agreements
The Company has non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 48 years. The Company’s leases for broadcast facilities generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. Certain of the Company’s leases contain renewal options, escalating payments over the life of the lease and rent concessions. See Note 9 - Leases for future minimum lease commitments.
The Company has other operating contracts and agreements including employment contracts, on-air talent contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming-related agreements, and other general operating agreements that expire over the next 6 years. The amounts the Company is obligated to pay for these agreements are shown below.

Other Operating Contracts and Agreements

(in thousands)
Years ending December 31:
2026	$63,846
2027	34,876
2028	30,100
2029	5,827
2030	4,055
2031 and thereafter	4,055
Total	$142,759
Of the total amount of other operating contracts and agreements included in the table above, approximately $118.2 million has not been recorded on the consolidated balance sheets as of December 31, 2025, as it does not meet recognition criteria. Approximately $12.2 million relates to certain commitments for content agreements for the Company’s Cable Television segment, approximately $34.7 million relates to employment agreements, and the remainder relates to other programming, network and operating agreements.
Reach Media Redeemable Non-Controlling Interests
Beginning on January 1, 2018, the non-controlling interest shareholders of Reach Media have had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”). This annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D Common Stock of Urban One, at the discretion of Urban One. The non-controlling interest shareholders of Reach Media exercised 50.0% of their Put Right on January 26, 2024. On March 8, 2024, Reach Media closed on the Put Interest increasing the Company’s interest in Reach Media to 90.0% and decreasing the interest of the non-controlling interest shareholders from 20.0% to 10.0%. Reach Media paid the non-controlling interest shareholders approximately $7.6 million for the 10.0% interest. On February 14, 2025, certain non-controlling interest shareholders of Reach Media exercised their annual Put Right for approximately $3.2 million, increasing the Company’s interest in Reach Media to approximately 94.6% and decreasing the interest of the non-controlling interest shareholders from approximately 10.0% to approximately 5.4%. On January 13, 2026, certain non-controlling interest shareholders of Reach Media exercised their annual right to require Reach Media to purchase the remaining portion of their shares at the current fair market value for such shares (the “Put Right”). On February 25, 2026, Reach Media closed on the Put Interest increasing the Company’s interest in Reach Media to 100%. Reach Media paid the non-controlling interest shareholders approximately $1.3 million for the 5.4% interest.

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
(iii) Digital includes the results of the Company’s online business, including the operations of Interactive One, as well as the digital components of the Company’s other reportable segments
(iv) Cable Television includes the results of operations of TV One and CLEO TV. The Cable Television reportable segment and reporting unit are identical.
Effective January 1, 2025, the Company modified the composition of two of our reportable segments to reflect changes in how they operate their business. The Company transferred the connected TV offering within our Digital segment to our Cable Television segment. This change aligns the connected TV offering with the results of operations within our Cable Television segment. Prior period Cable Television and Digital segment information included in this Annual Report on Form 10-K has been reclassified to conform to the current period presentation. In addition, prior period segment information has been recast between the Sales and marketing and the General and administrative significant segment expenses across the four segments to conform the presentation of significant segment expenses used to evaluate segment performance by the CODM.
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
Detailed segment data for the years ended December 31, 2025 and 2024 is presented in the following tables:

	Year Ended December 31, 2025
	(in thousands)

	Radio Broadcasting	Reach Media	Digital	Cable Television

NET REVENUE	$139,091	$31,146	$47,845	$158,994
Less:
Programming and technical	46,245	12,645	13,252	53,918
Sales and marketing	45,778	16,997	29,957	29,075
General and administrative	25,828	3,236	2,189	15,598
Total significant operating expenses	117,851	32,878	45,398	98,591
Add back:
Severance-related costs	1,158	177	37	6
Litigation settlement costs(3)	3,078	—	—	—
Other costs(4)	128	—	—	—
Segment Adjusted EBITDA	$25,604	$(1,555)	$2,484	$60,409

	Year Ended December 31, 2024
	(in thousands)

	Radio Broadcasting	Reach Media	Digital(1)	Cable Television(1)

NET REVENUE	$165,803	$47,260	$62,820	$176,127
Less:
Programming and technical	46,357	14,475	14,683	60,610
Sales and marketing(2)	50,941	16,859	32,300	32,356
General and administrative(2)	31,314	3,702	2,310	17,061
Total significant operating expenses	128,612	35,036	49,293	110,027
Add back/(deduct):
Severance-related costs	1,350	137	252	431
Other (income) costs(4)	(444)	(733)	(720)	136
Segment Adjusted EBITDA	$38,097	$11,628	$13,059	$66,667
(1) Effective January 1, 2025, segment information for the prior periods has been recast in this Annual Report on Form 10-K to include reclassification of a portion of revenues from our connected TV offering from the Digital segment to the Cable Television segment.
(2) Effective January 1, 2025, prior period segment information has been recast between the Sales and marketing and the General and administrative in this Annual Report on Form 10-K across the four segments to conform the presentation of significant segment expenses used to evaluate segment performance by the CODM.
(3) Non-recurring litigation settlement costs include an approximately $3.1 million charge related to the rate increase for royalties for historical periods (see Note 17 - Commitments And Contingencies).
(4) Other (income) costs include the remaining non-recurring costs (income) used to arrive at Segment Adjusted EBITDA.

	Years Ended December 31,
	2025	2024

	(in thousands)
Segment Adjusted EBITDA to loss from consolidated operations before benefit from (provision for) income taxes reconciliation
Segment Adjusted EBITDA	$86,942	$129,451
Adjustments:
Less: Corporate/Eliminations/Other	(30,285)	(25,988)
Corporate costs(a)	2,211	8,658
Litigation settlement costs(b)	3,078	—
Debt refinancing costs(c)	7,698	—
Severance-related costs	1,753	2,712
Loss from ceased non-core business initiatives	242	2,491
Stock-based compensation	1,907	5,716
Depreciation and amortization	18,073	7,716
Impairment of goodwill and intangible assets	191,816	151,755
Interest and investment income	(2,492)	(5,980)
Interest expense	38,806	48,571
Gain on retirement of debt	(44,009)	(23,271)
Other expense (income), net	463	(896)
Loss from consolidated operations before benefit from (provision for) income taxes	$(162,889)	$(94,009)
(a) Corporate costs primarily include professional fees related to the material weakness remediation efforts.
(b) Non-recurring litigation settlement costs include an approximately $3.1 million charge related to the rate increase for royalties for historical periods (see Note 17 - Commitments And Contingencies).
(c) Debt refinancing costs include transaction costs related to the First Lien Senior Secured Notes and Second Lien Senior Secured Notes. (see Note 13 - Debt)

	Years Ended December 31,
	2025	2024

	(in thousands)
Capital expenditures by segment are as follows:
Radio Broadcasting	$6,874	$4,994
Reach Media	50	73
Digital	1,381	1,560
Cable Television	399	81
All other - corporate/eliminations	1,368	611
Consolidated(a)	$10,072	$7,319
(a) Consolidated amount includes $0.1 million related to acquisition of property, plant and equipment that is reflected in the Acquisition of broadcasting assets amount of $0.2 million in the Consolidated Statements of Cash Flows for the year ended December 31, 2024.

19. SUBSEQUENT EVENTS
Since January 1, 2026, and through the date of this filing, the Company repurchased approximately $4.3 million of its outstanding 2028 Notes at an average price of approximately 51% of par and $7.5 million of its outstanding 2031 Second Lien Notes at an average price of approximately 42% of par. As of December 31, 2025, there was $10.0 million outstanding on the Current ABL Facility. The Company repaid the entirety of this draw in the first quarter of 2026.
See Note 2 - Summary Of Significant Accounting Policies for information regarding the Company's Reverse Stock Split effective January 22, 2026.
During the first quarter of 2026, certain non-controlling interest shareholders of Reach Media exercised their annual right to require Reach Media to purchase the remaining portion of their shares at the current fair market value for such shares. On February 25, 2026, Reach Media closed on the Put Interest increasing the Company’s interest in Reach Media to 100%. Reach Media paid the non-controlling interest shareholders approximately $1.3 million for the 5.4% interest.