Form 10-Q
period 2026-03-31
URBAN ONE, INC.
filed 2026-05-14
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2026
Class A Common Stock, $.001 Par Value	615,000
Class B Common Stock, $.001 Par Value	286,183
Class C Common Stock, $.001 Par Value	204,501
Class D Common Stock, $.001 Par Value	3,411,761

CERTAIN DEFINITIONS
Unless otherwise noted, throughout this report, the terms “Urban One,” the “Company,” “we,” “our” and “us” refer to Urban One, Inc. together with its subsidiaries.
Cautionary Note Regarding Forward-Looking Statements
Our disclosure and analysis in this quarterly report on Form 10-Q concerning our operations, cash flows, and financial position contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results, and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new activities, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions. You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods. We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations, or expectations. Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control and could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements. These risks, uncertainties and factors include (in no particular order), but are not limited to:
•reduction in consumer spending, recession, economic volatility, financial market unpredictability and fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers;
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
•material weaknesses identified in our internal control over financial reporting which, if not remediated, could result in material misstatements in our unaudited condensed consolidated financial statements; and
•other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”) filed on March 20, 2026.
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

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

NET REVENUE	$77,651	$92,235
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $— and $15 respectively	30,005	30,613
Selling, general and administrative, including stock-based compensation of $201 and $662 respectively	43,684	50,766
Depreciation and amortization	6,177	2,315
Impairment of intangible assets	—	6,443
Total operating expenses	79,866	90,137
Operating (loss) income	(2,215)	2,098
INTEREST AND INVESTMENT INCOME	8	966
INTEREST EXPENSE	(4,407)	(10,924)
GAIN ON RETIREMENT OF DEBT	2,080	11,587
OTHER (EXPENSE) INCOME, NET	(8)	192
(Loss) income before benefit from (provision for) income taxes	(4,542)	3,919
BENEFIT FROM (PROVISION FOR) INCOME TAXES	1,441	(15,658)
NET LOSS	(3,101)	(11,739)
NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(22)	3
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,079)	$(11,742)

NET LOSS TO COMMON STOCKHOLDERS (per share)
Basic (a)	$(0.69)	$(2.64)
Diluted (a)	$(0.69)	$(2.64)

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic (a)	4,449,258	4,442,165
Diluted (a)	4,449,258	4,442,165
(a) Weighted-average shares outstanding used in the computation of basic and diluted net loss to common stockholders per share have been retroactively adjusted to reflect the 1-for-10 Reverse Stock Split that occurred on January 22, 2026. See Note 2 - Summary of Significant Accounting Policies for additional information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

NET LOSS	$(3,101)	$(11,739)
COMPREHENSIVE LOSS	$(3,101)	$(11,739)
LESS: COMPREHENSIVE (LOSS) INCOME TO NON-CONTROLLING INTERESTS	(22)	3
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,079)	$(11,742)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,198	$25,515
Restricted cash	844	843
Trade accounts receivable, net of allowance for expected credit losses of $3,222 and $4,178, respectively	70,899	88,676
Prepaid expenses	7,817	5,345
Current portion of content assets, net	38,441	39,469
Other current assets	4,677	4,604
Total current assets	149,876	164,452
CONTENT ASSETS, NET	68,491	72,552
PROPERTY AND EQUIPMENT, NET	33,474	33,384
RIGHT OF USE ASSETS, NET	38,127	35,331
GOODWILL, NET	132,347	132,382
RADIO BROADCASTING LICENSES, NET	117,046	121,014
OTHER INTANGIBLE ASSETS, NET	23,952	24,627
OTHER ASSETS	9,818	9,252
NON-CURRENT ASSETS HELD-FOR-SALE	272	—
Total assets	$573,403	$592,994
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,605	$14,017
Accrued interest	4,403	1,018
Accrued compensation and related benefits	10,513	11,048
Reserve for audience deficiency	12,135	14,217
Short-term borrowings under the asset-backed facility	10,000	10,000
Current portion of content payables	7,222	9,446
Current portion of lease liabilities	7,891	6,702
Other current liabilities	14,843	11,861
Current liabilities held-for-sale	19	—
Total current liabilities	81,631	78,309
LONG-TERM DEBT, net	412,110	429,742
CONTENT PAYABLES, net of current portion	4,340	5,059
LONG-TERM LEASE LIABILITIES	34,492	32,543
OTHER LONG-TERM LIABILITIES	7,554	8,392
DEFERRED TAX LIABILITIES, NET	10,274	11,715
Total liabilities	$550,401	$565,760

COMMITMENTS AND CONTINGENCIES (NOTE 12)
REDEEMABLE NON-CONTROLLING INTERESTS	—	2,631
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 705,910 and 705,970 shares issued at March 31, 2026 and December 31, 2025, respectively; 615,021 and 615,081 shares outstanding at March 31, 2026 and December 31, 2025, respectively	1	1
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 286,183 shares issued and outstanding at each of March 31, 2026 and December 31, 2025	—	—
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 204,501 shares issued and outstanding at each of March 31, 2026 and December 31, 2025	—	—
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 3,411,740 and 3,409,393 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	3	3
Treasury stock, at cost — 90,889 shares at each of March 31, 2026 and December 31, 2025	(1,345)	(1,345)
Additional paid-in capital	1,013,056	1,011,578
Accumulated deficit	(988,713)	(985,634)
Total stockholders’ equity	23,002	24,603
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$573,403	$592,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Treasury Stock, at cost	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, as of December 31 2025(1)	$1	$—	$—	$3	$(1,345)	$1,011,578	$(985,634)	$24,603
Net loss attributable to Urban One	—	—	—	—	—	—	(3,079)	(3,079)
Stock-based compensation expense	—	—	—	—	—	96	—	96
Payments for taxes related to net share settlement of equity awards	—	—	—	—	—	(13)	—	(13)
Settlement of stock-based compensation liability	—	—	—	—	—	50	—	50
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	—	1,345	—	1,345
BALANCE, as of March 31, 2026	$1	$—	$—	$3	$(1,345)	$1,013,056	$(988,713)	$23,002
(1) Adjusted retroactively for the Reverse Stock Split, refer to Note 2 - Summary of Significant Accounting Policies.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock Class A(1)	Common Stock Class B(1)	Common Stock Class C(1)	Common Stock Class D(1)	Treasury Stock, at cost	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, as of December 31, 2024(1)	$1	$—	$—	$3	$(1,345)	$1,011,051	$(838,765)	$170,945
Net loss attributable to Urban One	—	—	—	—	—	—	(11,742)	(11,742)
Stock-based compensation expense	—	—	—	—	—	527	—	527
Repurchase of 449,252 shares of Class A common stock	—	—	—	—	—	(666)	—	(666)
Repurchase of 303,622 shares of Class D common stock	—	—	—	—	—	(265)	—	(265)
Tax settlement for stock grants	—	—	—	—	—	(66)	—	(66)
Settlement of stock-based compensation liability	—	—	—	—	—	400	—	400
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	—	105	—	105
BALANCE, as of March 31, 2025(1)	$1	$—	$—	$3	$(1,345)	$1,011,086	$(850,507)	$159,238
(1) Adjusted to reflect the 1-for-10 Reverse Stock Split that occurred on January 22, 2026, refer to Note 2 - Summary of Significant Accounting Policies
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,101)	$(11,739)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	(813)	(284)
Depreciation and amortization	6,177	2,315
Amortization of debt financing costs	296	453
Amortization of launch assets	408	1,245
Amortization of content assets	9,869	9,882
Deferred income taxes	(1,441)	15,548
Impairment of intangible assets	—	6,443
Stock-based compensation expense	201	676
Gain on retirement of debt	(2,080)	(11,587)
Non-cash fair value adjustment of Employment Agreement Award	888	637
Other	7	88
Effect of change in operating assets and liabilities:
Trade accounts receivable, net	18,591	19,987
Prepaid expenses and other current assets	(2,916)	(693)
Other assets	(655)	61
Content assets and payables	(7,723)	(10,744)
Accounts payable	2,050	(2,077)
Accrued interest	3,385	(11,125)
Accrued compensation and related benefits	(535)	(3,407)
Reserve for audience deficiency	(2,082)	(2,917)
Other liabilities	1,546	(677)
Net cash flows provided by operating activities	22,072	2,085
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,352)	(2,547)
Net cash flows used in investing activities	(3,352)	(2,547)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of ownership interest in Reach Media	(1,264)	(3,232)
Repurchase of 2028 Notes	(2,193)	(16,379)
Borrowings under line of credit	10,000	—
Repayment of line of credit	(10,000)	—
Repurchase of common stock, including payments for taxes related to net share settlement of equity awards	(13)	(997)
Repurchase of 2031 Second Lien Notes, including premium of $375	(13,566)	—
Payment of dividends to non-controlling interest members of Reach Media	—	(936)
Net cash flows used in financing activities	(17,036)	(21,544)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,684	(22,006)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	26,358	137,574
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$28,042	$115,568

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$744	$21,593
Income taxes, net of refunds	$111	$33

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Adjustment of redeemable non-controlling interests to estimated redemption value	$(1,345)	$(105)
Settlement of stock-based compensation liability	$50	$400
Non-cash additions to property and equipment	$523	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Urban One, Inc., a Delaware corporation, and its subsidiaries (collectively, “Urban One,” the “Company,” “we,” “our” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our Radio Broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of March 31, 2026, the Company owned and/or operated 75 independently formatted, revenue producing broadcast stations (including 58 FM or AM stations, 15 HD stations, and the 2 low power television stations the Company operates), located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content platform targeting African-American and urban consumers. Thus, the Company has diversified its revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), which operates two cable television networks targeting African-American and urban viewers, TV One and CLEO TV; Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its iONE Digital, Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. Through our national multi-media operations, the Company provides advertisers with a unique and powerful delivery mechanism to communicate with African-American and urban audiences.
Our core Radio Broadcasting franchise operates under the brand “Radio One.” The Company also operates other brands, such as TV One, CLEO TV, Reach Media, iONE Digital, and One Solution, while developing additional branding reflective of our diverse media operations and our targeting of African-American and urban audiences.
As part of our unaudited condensed consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, the Company has provided selected financial information on the Company’s four reportable segments: (i) Radio Broadcasting; (ii) Reach Media; (iii) Digital; and (iv) Cable Television. See Note 11 – Segment Information of our unaudited condensed consolidated financial statements for further discussion.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. In management’s opinion, the interim financial data presented herein includes all adjustments (which include only normal recurring adjustments) necessary for a fair statement of its financial position as of March 31, 2026, its results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2025 included in the Company’s Form 10-K. There have been no significant changes to the Company’s accounting policies as described in Note 2 - Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in Item 8 of Part II of Form 10-K.
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
Reverse Stock Split
On February 21, 2025, our Board of Directors (the “Board”) authorized a reverse stock split across all classes of the Company’s outstanding common stock. The Board's authorization was subject to the approval of the Company's stockholders, which was obtained on June 18, 2025. On January 16, 2026, the Company announced that its Board of Directors has approved the reverse stock split of all classes of its common stock, including its publicly traded shares of Class A Common Stock and Class D Common Stock at a ratio of 1-for-10 (the “Reverse Stock Split”). The Reverse Stock Split was conducted to regain compliance with the $1.00 minimum bid price requirement (the “Minimum Bid Price Requirement”) for continued listing on the Nasdaq Capital Market (“Nasdaq”) with respect shares of the Company’s Class D Common Stock.
On January 16, 2026, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, which became effective as of 11:59 p.m. Eastern Time on January 22, 2026 (the “Effective Date”). No fractional shares were issued in connection with the Reverse Stock Split. Instead, in lieu of any fractional shares, the Company paid cash for each holder’s fractional shares in an amount equal to the closing sales price of the Company’s Class A Common Stock or Class D Common Stock, respectively, as reported on Nasdaq on the Effective Date.
Unless noted, all shares of Common Stock, including stock options, and restricted stock units, as well as all exercise prices, conversion prices and per share information in the consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split, as if the split occurred at the beginning of the earliest period presented in this Quarterly Report.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. The most significant estimates and assumptions are used in determining: (i) estimates of future cash flows, projected revenues rates, operating profit margins, and discount rates used to evaluate and recognize impairments; (ii) estimates of fair value of the Employment Agreement Award (as defined in Note 5 - Fair Value Measurements); and (iii) content asset amortization curves.
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

Supplemental Financial Information
The following table presents the components of Other Current Liabilities and Other Long-term Liabilities:

	As of March 31, 2026	As of December 31, 2025

	(In thousands)
Other current liabilities
Customer advances and unearned income	$2,331	$2,754
Unearned event income	102	90
Professional fee accrual	731	824
Operating expense accruals	5,704	2,429
Employment Agreement Award (as defined in Note 5 - Fair Value Measurements)	2,000	2,000
Other	3,975	3,764
Total other current liabilities	$14,843	$11,861

Other long-term liabilities
Employment Agreement Award (as defined in Note 5 - Fair Value Measurements)	$5,005	$5,099
Reserve for uncertain tax position	1,993	1,993
Other	556	1,300
Total long-term liabilities	$7,554	$8,392
Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within the unaudited condensed consolidated balance sheets to “Cash, cash equivalents and restricted cash, end of period” as reported within the unaudited condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Cash and cash equivalents	$27,198	$115,084
Restricted cash	844	484
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$28,042	$115,568
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
3. NET REVENUE

Revenue Recognition

The following tables show the sources of the Company’s net revenue by contract type and segment for the three months ended March 31, 2026 and 2025:

(In thousands)	Radio Broadcasting	Reach Media	Digital	Cable Television	All Other - Corporate/Eliminations	Consolidated
Three Months Ended March 31, 2026
Radio advertising	$27,850	$4,839	$—	$—	$(565)	$32,124
Political advertising	896	—	4	—	—	900
Digital advertising	—	—	6,784	—	—	6,784
Cable Television advertising	—	—	—	19,095	—	19,095
Cable Television affiliate fees	—	—	—	16,877	—	16,877
Event revenues & other	1,790	21	—	60	—	1,871
Net revenue	$30,536	$4,860	$6,788	$36,032	$(565)	$77,651

Three Months Ended March 31, 2025
Radio advertising	$31,050	$5,800	$—	$—	$(633)	$36,217
Political advertising	149	—	1	—	—	150
Digital advertising	—	—	10,211	—	—	10,211
Cable Television advertising	—	—	—	25,425	—	25,425
Cable Television affiliate fees	—	—	—	18,717	—	18,717
Event revenues & other	1,411	53	—	51	—	1,515
Net revenue	$32,610	$5,853	$10,212	$44,193	$(633)	$92,235

Contract Assets and Liabilities
Contract assets and contract liabilities that are not separately stated in the Company’s unaudited condensed consolidated balance sheet as of March 31, 2026, and consolidated balance sheet as of December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025

	(In thousands)
Contract assets:
Unbilled receivables	$2,134	$4,586
Contract liabilities:
Customer advances and unearned income	$2,331	$2,754
Reserve for audience deficiency	12,135	14,217
Unearned event income	102	90
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
For customer advances and unearned income as of January 1, 2026, approximately $1.2 million was recognized as revenue during the three months ended March 31, 2026. For the reserve for audience deficiency as of January 1, 2026, approximately $2.3 million was recognized as revenue during the three months ended March 31, 2026. For unearned event income as of January 1, 2026, no revenue was recognized during the three months ended March 31, 2026.
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

The undistributed earnings or losses are allocated based on the contractual participation rights of Class A, Class B, Class C and Class D common shares as if the earnings or losses for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings or losses are allocated on a proportionate basis, and as such, diluted and basic earnings per share is the same for each class of common stock under the two-class method. As noted above, all per share information has been adjusted to reflect the Reverse Stock Split.

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations:

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share data)
Numerator:
Net loss attributable to Class A, Class B, Class C and Class D stockholders	$(3,079)	$(11,742)
Denominator (1):
Denominator for basic net loss per share - weighted average outstanding shares	4,449,258	4,442,165
Denominator for diluted net loss per share - weighted-average outstanding shares	4,449,258	4,442,165

Net loss attributable to Class A, Class B, Class C and Class D stockholders per share – basic (1)	$(0.69)	$(2.64)
Net loss attributable to Class A, Class B, Class C and Class D stockholders per share – diluted (1)	$(0.69)	$(2.64)
(1) Adjusted retroactively for the Reverse Stock Split, refer to Note 2 - Summary of Significant Accounting Policies
For the three months ended March 31, 2026 and 2025 there were approximately 0.6 million and 0.6 million potentially dilutive securities, respectively, that were not included in the computation of diluted EPS, because to do so would have been antidilutive for the periods presented.
5. FAIR VALUE MEASUREMENTS
The Company reports financial and non-financial assets and liabilities measured at fair value on a recurring and non-recurring basis under the provisions of ASC 820, “Fair Value Measurement” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.
As of March 31, 2026 and December 31, 2025, the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3

	(In thousands)
As of March 31, 2026
Liabilities subject to fair value measurement:
Employment Agreement Award(a)	$7,005	$—	$—	$7,005

Mezzanine equity subject to fair value measurement:
Redeemable non-controlling interests(b)	$—	$—	$—	$—

As of December 31, 2025
Liabilities subject to fair value measurement:
Employment Agreement Award(a)	$7,099	$—	$—	$7,099

Mezzanine equity subject to fair value measurement:
Redeemable non-controlling interests(b)	$2,631	$—	$—	$2,631

(a) On April 3, 2024, the Company entered into an employment agreement (“2024 Employment Agreement”) with Alfred C. Liggins, III, President and Chief Executive Officer (“CEO”) pursuant to which he is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4.2% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in Cable Television. The Company reviews the factors underlying this award at the end of each reporting period including the valuation of Cable Television (based on the estimated enterprise fair value of Cable Television as determined by the income approach using a discounted cash flow model and the market approach using comparable public company multiples). Significant inputs to the discounted cash flow model include projected revenues assumptions, future operating profits, and discount rates. Significant inputs to the market approach include publicly held peer companies and recurring EBITDA multiples. The terms of the 2024 Employment Agreement were effective as of January 1, 2022 and continued until December 31, 2024 (the “Initial Term”). After expiration of the Initial Term, the term of the 2024 Employment Agreement extends automatically for additional one (1) year periods, unless either party provides written notice of its/his intention not to renew to the other party at least sixty (60) days before the expiration of the Initial Term or any renewal term of this Agreement, as applicable. As a part of its 2025 Refinancing (as defined in Note 9 - Debt), the terms of the Employment Agreement were amended to limit his total cash compensation (the “Cash Compensation Limits”). The Cash Compensation Limits do not apply and are not operative for any fiscal year in which the Company’s leverage ratio (as defined in the indenture governing the Company’s First Lien Notes) as of December 31 of such fiscal year is less than 4.75:1.00. The Cash Compensation Limits also do not limit any compensation paid to Mr. Liggins in the form of common stock. Finally, the Cash Compensation Limits terminate once certain original noteholders and their respective affiliates no longer own any of the First Lien Notes.
(b) The fair value is measured using a discounted cash flow methodology. Significant inputs to the discounted cash flow analysis include revenue growth rates, future operating profit margins, and discount rate.
There were no transfers within Level 1, 2, or 3 during the three months ended March 31, 2026 and 2025. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2026 and 2025:

	Employment Agreement Award	Redeemable Non-controlling Interests(1)
	(In thousands)
Balance as of December 31, 2025	$7,099	$2,631
Net loss attributable to redeemable non-controlling interests	—	(22)
Distributions	(982)	—
Purchase of ownership interest in Reach Media	—	(1,264)
Dividends paid to redeemable non-controlling interests	—	—
Change in fair value	888	—
Adjustment of redeemable non-controlling interests	—	(1,345)
Balance as of March 31, 2026	$7,005	$—
(1) On February 25, 2026, Reach Media closed on the Put Interest increasing the Company’s interest in Reach Media to 100.0%. Reach Media paid the last of the non-controlling interest shareholders approximately $1.3 million for the 5.4% interest.

	Employment Agreement Award	Redeemable Non-controlling Interests
	(In thousands)
Balance as of December 31, 2024	$10,426	$7,988
Net income attributable to redeemable non-controlling interests	—	3
Distributions	—	—
Purchase of ownership interest in Reach Media	—	(3,232)
Dividends paid to redeemable non-controlling interests	—	(936)
Change in fair value	637	(105)
Balance as of March 31, 2025	$11,063	$3,718
Changes in the fair value of the Employment Agreement Award were recorded in the unaudited condensed consolidated statements of operations as selling, general and administrative expenses for the three months ended March 31, 2026 and 2025. The long-term portion is recorded in other long-term liabilities, and the current portion is recorded in other current liabilities in the unaudited condensed consolidated balance sheets.

For Level 3 liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

			March 31, 2026	December 31, 2025

Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value(a)
Employment Agreement Award	Discounted cash flow	Discount rate	14.0%	14.0%
Employment Agreement Award	Discounted cash flow	Operating profit margin range	20.0% - 33.9%	20.0% - 33.9%
Employment Agreement Award	Discounted cash flow	Revenue growth rate range	(6.7)% - (2.0%)	(6.7)% - (2.0)%
Employment Agreement Award	Market approach	Average recurring EBITDA multiple	4.1x	4.1x
Redeemable non-controlling interests	Discounted cash flow	Discount rate	N/A	15.0%
Redeemable non-controlling interests	Discounted cash flow	Operating profit margin range	N/A	7.0% - 9.3%
Redeemable non-controlling interests	Discounted cash flow	Revenue growth rate range	N/A	(0.5)% - 2.5%
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
Financial Instruments
As of March 31, 2026 and December 31, 2025, the Company’s financial instruments consisted of cash and cash equivalents, restricted cash, trade accounts receivable, its asset-backed credit facility, and long-term debt. The carrying amounts approximated fair value for each of these financial instruments as of March 31, 2026 and December 31, 2025, except for the Company’s long-term debt, which is disclosed in Note 9 - Debt.
6. CONTENT ASSETS, NET
The gross cost and accumulated amortization of content assets are as follows:

	As of March 31, 2026	As of December 31, 2025

	(In thousands)
Licensed Content, net
Acquired	$16,535	$19,307
Produced Content, net
Completed	83,359	85,595
In production	7,038	7,089
In development and pre-production	—	30
Content assets, net	106,932	112,021
Less: current portion	(38,441)	(39,469)
Noncurrent portion	$68,491	$72,552

Amortization of content assets is recorded in the unaudited condensed consolidated statements of operations as programming and technical expenses. Content amortization for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Content amortization - acquired	$3,590	$3,979
Content amortization - produced	6,279	5,903
Total content amortization	$9,869	$9,882

7. DISPOSITIONS AND ACQUISITIONS
In March 2026, the Company entered into an agreement to sell its WMXG and WLNK-FM radio broadcasting licenses in Charlotte, North Carolina along with the associated station assets from the Radio Broadcasting segment to unrelated third parties for approximately $0.7 million and $4.2 million respectively, pending on approval by the Federal Communication Commission ("FCC"). The Company anticipates to complete the sale by the end of the second quarter of 2026. All stations will continue operating in their current format until the transaction receives FCC approval and closes.
The assets and liabilities associated with the radio stations have been reclassified as held-for-sale in the unaudited consolidated balance sheets as of March 31, 2026. The primary assets classified as held-for-sale are property of $0.1 million and broadcasting licenses of $0.1 million.
On April 28, 2026, the Company entered into an agreement to acquire Service Broadcasting Group, LLC, including radio stations KKDA and KRNB in Dallas, Texas for $22.0 million. At the same time, the Company also entered into an agreement to sell radio station KZMJ to Fuzion Dallas, LLC for $6.0 million. The transactions include the transfer of each station’s FCC license and related assets and are subject to approval by the FCC and other customary closing conditions. All stations will continue operating in their current format until the transaction receives FCC approval and closes.
As the conditions were not met for held-for-sale under Accounting Standards Codification No. 360, Property, Plant and Equipment as of March 31, 2026, the assets and liabilities of KZMJ were not classified as held-for-sale.
The Company is currently evaluating the accounting treatment for the acquisition of Service Broadcasting Group, LLC in accordance with Accounting Standards Codification No. 805, Business Combinations, including whether the acquired assets and activities meet the definition of a business.
8. GOODWILL, NET AND INTANGIBLE ASSETS, NET

Goodwill, Net
The Company performs an annual impairment assessment as of October 1 of each year. As of March 31, 2026 the Company did not identify any triggering events indicating the fair value of the Company’s reporting units were more likely than not to be less than its carrying value. Based on this assessment, no goodwill impairment losses were recognized for the three months ended March 31, 2026.

As of December 31, 2025, an overall decline in revenue, forecasted revenue and operating profit margin brought on by declining industry and macro-economic conditions created a triggering event indicating the fair value of each of the Cable Television and Reach Media reporting units were more likely than not to be less than its’ carrying value. As a result, the Company performed an interim quantitative impairment assessment for the Cable Television and Reach Media reporting units to determine whether they were impaired. The Company estimated the fair value of the reporting units by utilizing a discounted cash flow model. The key assumptions used in the discounted cash flow model for goodwill include projected revenues, operating profit margins, terminal rate and discount rate. For Cable Television, the Company utilized a market value approach to supplement the discounted cash flow model. The market value approach utilized average EBITDA multiples from guideline public companies. Based on this assessment, the Company recognized impairment losses of approximately $53.1 million, and $0.5 million to reduce the carrying value of our Cable Television and Reach Media goodwill balances, respectively, for the year ended December 31, 2025.
The Company continues to monitor forecasted revenue and operating profit margin performance. Given the recent impairment losses recognized as of December 31, 2025 and to the extent there is a potential recession that further disrupts the economic environment impacting the financial performances, market shares, or changes in interest rates as well as decline in forecasted in operating profit margin performance, these events could negatively affect the key assumptions and result in significantly lower fair value of the reporting units and result in future impairment charges.
Radio Broadcasting Licenses, Net
The following table presents the changes in the Company’s Radio Broadcasting Licenses, Net carrying value during the three months ended March 31, 2026.

(In thousands)
Balance as of January 1, 2026	$121,014
Assets-held-for sale (See Note 7 - Dispositions and Acquisitions)	(123)
Amortization expense	(3,845)
Balance as of March 31, 2026	$117,046
Future estimated amortization expense related to the broadcasting licenses for the years 2026 through 2031, and thereafter, is as follows:

(In thousands)
Remainder of 2026	$10,301
2027	13,625
2028	12,634
2029	11,642
2030	10,651
2031	9,660
Thereafter	48,533

TV One Trade Name, Net
The following table presents the changes in the Company’s TV One Trade Name during the three months ended March 31, 2026.

(In thousands)
Balance as of January 1, 2026	$24,068
Amortization expense	(602)
Balance as of March 31, 2026	$23,466

Future estimated amortization expense related to the TV One Trade Name for the years 2026 through 2031 and thereafter is as follows:

(In thousands)
Remainder of 2026	$1,805
2027	2,281
2028	2,153
2029	2,027
2030	1,900
2031	1,773
Thereafter	11,527

9. DEBT

Long-term debt, net consists of the following:

	March 31, 2026	December 31, 2025

	(In thousands)
10.500% First Lien Senior Secured Notes due 2030 (1, 3)	$60,600	$60,600
7.625% Second Lien Secured Notes due 2031 (1, 3)	258,572	291,020
7.375% Senior Secured Notes due February 2028 (2)	7,516	11,816
Total principal outstanding on long-term debt	326,688	363,436
Less: Unamortized debt issuance costs	(2,634)	(2,868)
Add: Premium (3)	88,056	69,174
Long-term debt, net	$412,110	$429,742
(1) The 2030 First Lien Notes and 2031 Second Lien Notes pay interest semiannually on April 1 and October 1 of each year in arrears.
(2) Subsequent to the effectiveness of the supplemental indenture on December 18, 2025, these notes are no longer secured. While these notes are styled as senior secured notes they are no longer secured by collateral. The 2028 Notes pay interest semiannually on February 1 and August 1 of each year in arrears.
(3) The 2030 First Lien Notes and 2031 Second Lien Notes are accounted for under Accounting Standards Codification No. 470-60, Troubled Debt Restructurings by Debtors.
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
During the three months ended March 31, 2026, the Company repurchased approximately $32.4 million of its 2031 Second Lien Notes at a weighted average price of approximately 40.7% of par. As the 2031 Second Lien Notes are accounted under Accounting Standards Codification No. 470-60, Troubled Debt Restructurings by Debtors, no gain was recorded. Instead, the Company recorded an additional premium of $19.3 million, which is included in long-term debt, net on the Company's consolidated balance sheets.
The premium will result in interest expense being recognized at an effective interest rate of approximately 5.30% and 1.63% through the term of the 2030 First Lien Notes and 2031 Second Lien Notes. The difference in the contractual interest payments and interest expense will reduce the premium.
The fair value of the 2031 Second Lien Notes as of March 31, 2026 was $104.2 million. The fair value of the 2030 First Lien Notes as of March 31, 2026, was $60.8 million. The fair value of the 2030 First Lien Notes and 2031 Second Lien Notes, classified as a Level 2 instrument, were determined based on the trading values of this instrument in an inactive market as of the reporting date.

In April 2026, the Company repurchased approximately $23.5 million of its 2031 Second Lien Notes at a weighted average price of approximately 42.0% of par. Subsequent to the repurchases, the total outstanding balance of the 2031 Second Lien Notes is $235.1 million.
During the three months ended March 31, 2026, the Company repurchased approximately $4.3 million of its 2028 Notes at a weighted average price of approximately 51.0% of par, resulting in a net gain on retirement of debt of approximately $2.1 million, included in the unaudited consolidated statement of operations.
The Company’s effective interest rate for the 2028 Notes for the three months ended March 31, 2026 and 2025 were approximately 7.71% and 7.84%, respectively.
During the three months ended March 31, 2025, the Company repurchased approximately $28.2 million of its 2028 Notes at a weighted average price of approximately 58.0% of par, resulting in a net gain on retirement of debt of approximately $11.6 million, included in the unaudited consolidated statement of operations.
The 2028 Notes had a fair value of approximately $3.9 million as of March 31, 2026. The fair value of the 2028 Notes, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date.
After giving effect to all the repurchases of the outstanding debt, including subsequent events, the Company has approximately $19.9 million remaining under the current authorization by the Board of Directors on a cash basis.
Asset Backed Line of Credit
On December 18, 2025, the Company drew $10.0 million on the Current ABL Facility, which was repaid in the first quarter of 2026. In March 2026, the Company drew another $10.0 million on the Current ABL Facility with a six-month maturity at an interest rate of approximately 6.09%, which remains outstanding as of March 31, 2026. After giving effect to the $10.0 million drawdown and adjustments to account for the Borrowing Base, the Company's borrowing capacity was approximately $31.8 million as of March 31, 2026.
The Company further made two separate draws of $5.0 million each for a total of $10.0 million in the second quarter of 2026, payable at an interest rate of approximately 6.75% and 6.01%, respectively. After giving effect to the outstanding $10.0 million drawdown, the additional $10.0 million drawdown in the second quarter of 2026 and adjustments to account for the Borrowing Base, the Company's borrowing capacity was approximately $22.0 million.
Future Minimum Principal Payments
Future scheduled minimum principal payments of long-term debt as of March 31, 2026, are as follows:

Long-term debt
(In thousands)
Remainder of 2026	$—
2027	—
2028	7,516
2029	—
2030	60,600
2031	258,572
Total debt	$326,688
The deferred financing costs included in interest expense for all instruments, for each of the three months ended March 31, 2026 and March 31, 2025, were approximately $0.3 million and $0.5 million, respectively. The Company is in compliance with all of its debt covenants as of March 31, 2026 and expects to remain in compliance with all covenants over at least the next 12 months.

10. INCOME TAXES

The Company uses the estimated annual effective tax rate method under Accounting Standards Codification No. 740-270, Interim Reporting to calculate the provision for income taxes. The Company recorded a benefit from income taxes of approximately $1.4 million on a pre-tax loss from unaudited condensed consolidated operations of approximately $4.5 million for the three months ended March 31, 2026. This results in an effective tax rate of approximately 31.7%. The estimated annual effective tax rate differs from the federal statutory tax rate of 21% primarily due to the impact of state taxes, non-deductible expenses, and the impact of the valuation allowance against disallowed interest expense and net operating losses.

In accordance with Accounting Standards Codification No. 740, Accounting for Income Taxes, the Company continues to evaluate the realizability of its net deferred tax assets (“DTAs”) by assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. Management considers all available evidence, both negative and positive, that could impact the future realization of these. As of March 31, 2026, the Company maintains a valuation allowance on its DTAs, most significantly its net operating losses and disallowed interest expense assets, after taking into consideration future taxable income from reversing deferred tax liabilities.

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

The Company defines Segment Adjusted EBITDA as net revenue less (1) programming and technical, (2) sales and marketing, (3) general and administrative operating expenses, plus (4) severance-related costs, and (5) other costs (income).
Detailed segment data for the three months ended March 31, 2026 and 2025 is presented in the following table:

	Three Months Ended March 31, 2026
	(in thousands)
	Radio Broadcasting	Reach Media	Digital	Cable Television

NET REVENUE	$30,536	$4,860	$6,788	$36,032
Less:
Programming and technical	11,606	3,083	3,040	12,446
Sales and marketing	10,518	1,643	4,627	7,403
General and administrative	6,641	735	488	3,239
Add back:
Severance-related costs	48	72	6	—
Segment Adjusted EBITDA	$1,819	$(529)	$(1,361)	$12,944

	Three Months Ended March 31, 2025
	(in thousands)
	Radio Broadcasting	Reach Media	Digital	Cable Television

NET REVENUE	$32,610	$5,853	$10,212	$44,193
Less:
Programming and technical	11,293	3,368	3,187	12,909
Sales and marketing	11,546	2,125	6,787	9,096
General and administrative	7,050	1,026	184	3,595
Add back/(deduct):
Severance-related costs	77	114	3	(1)
Other segment costs	50	1	1	—
Segment Adjusted EBITDA	$2,848	$(551)	$58	$18,592

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Segment Adjusted EBITDA to (loss) income before benefit from (provision for) income taxes reconciliation
Segment Adjusted EBITDA	$12,873	$20,948
Less: Corporate/Eliminations/Other	(8,217)	(8,090)
Corporate costs	359	747
Severance-related costs	134	219
Loss from ceased non-core business initiatives	—	359
Stock-based compensation	201	676
Depreciation and amortization	6,177	2,315
Impairment of intangible assets	—	6,443
Interest and investment income	(8)	(966)
Interest expense	4,407	10,924
Gain on retirement of debt	(2,080)	(11,587)
Other expense (income), net	8	(192)
(Loss) income before benefit from (provision for) income taxes	$(4,542)	$3,919

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Capital expenditures:
Radio Broadcasting	$2,887	$2,135
Reach Media	—	—
Digital	319	284
Cable Television	55	—
All other - corporate/eliminations	91	128
Consolidated	$3,352	$2,547
12. COMMITMENTS AND CONTINGENCIES

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

Royalty Agreements
Musical works rights holders, songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the American Society of Composers Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”). The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations (“PRO”), particularly ASCAP and BMI, and new entities, such as Global Music Rights Inc. (“GMR”), have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders. These licenses periodically come up for renewal and he outcome of these renewal negotiations could impact, and potentially increase, the Company’s music license fees. In addition, there is no guarantee that additional PROs will not emerge, which could impact, and in some circumstances increase, the Company’s royalty rates and negotiation costs.
As a participating member of the Radio Music Licensing Committee (“RMLC”), the Company is a party to a settlement reached with GMR on February 7, 2022. This agreement established a 4-year license running from April 1, 2022 to March 31, 2026. The license includes an optional 3-year extended term that the Company has opted into with the agreement now running through March 31, 2029. On August 19, 2025, the RMLC announced that it had settled litigation with BMI and ASCAP concerning licensing arrangements and that the settlement has led to new license agreements for members organizations. Both agreements are retroactive to January 1, 2022, and run through December 31, 2029. Each of the new BMI and ASCAP licenses maintain the same percentage-of-revenue license fee structure of the prior licensing arrangements and continue to provide for broad coverage of over-the-air programming, as well as simulcast/website transmissions of podcasts/archived content. While the percentage rates in the new licensing arrangements are higher than the old rates, they are lower than the rates sought by each of BMI and ASCAP in the now-settled litigation.
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
13. SUBSEQUENT EVENTS

Please see Note 7 - Dispositions and Acquisitions and Note 9 - Debt for additional information for subsequent events.

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
In the broadcasting industry, radio stations and television stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue for our spot inventory, the Company closely manages the use of trade and barter agreements.
Net revenue consists of gross revenue, net of local and national agency and outside sales representative commissions. Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing.
The following table shows the percentage of unaudited condensed consolidated net revenue generated by each reporting segment.

	Three Months Ended March 31,
	2026	2025
Radio Broadcasting segment	39.3%	35.4%
Reach Media segment	6.3%	6.3%
Digital segment	8.7%	11.1%
Cable Television segment	46.4%	47.9%
All other - corporate/eliminations	(0.7)%	(0.7)%
The following table shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	Three Months Ended March 31,
	2026	2025
Percentage of core radio business generated from local advertising	63.6%	66.1%
Percentage of core radio business generated from national advertising, including network advertising	30.7%	29.6%
Percentage of core radio business generated from other revenue	5.7%	4.3%

The following table shows the sources of our net revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(In thousands)
Net revenue:
Radio advertising	$32,124	$36,217	$(4,093)	(11.3)%
Political advertising	900	150	750	*NM
Digital advertising	6,784	10,211	(3,427)	(33.6)
Cable Television advertising	19,095	25,425	(6,330)	(24.9)
Cable Television affiliate fees	16,877	18,717	(1,840)	(9.8)
Event revenues & other	1,871	1,515	356	23.5
Net revenue	$77,651	$92,235	$(14,584)	(15.8)%
*NM - Not meaningful
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

URBAN ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS
The following table summarizes our historical unaudited condensed consolidated results of operations:
Three Months Ended March 31, 2026 Compared to the three months ended March 31, 2025

	Three Months Ended March 31,
	2026	2025	Change

	(In thousands)

Net revenue	$77,651	$92,235	$(14,584)	(15.8)%
Operating expenses:
Programming and technical, excluding stock-based compensation	30,005	30,598	(593)	(1.9)
Selling, general and administrative, excluding stock-based compensation	43,483	50,105	(6,622)	(13.2)
Stock-based compensation	201	676	(475)	(70.3)
Depreciation and amortization	6,177	2,315	3,862	*NM
Impairment of intangible assets	—	6,443	(6,443)	*NM
Total operating expenses	79,866	90,137	(10,271)	(11.4)
Operating (loss) income	(2,215)	2,098	(4,313)	*NM
Interest and investment income	8	966	(958)	(99.2)
Interest expense	(4,407)	(10,924)	6,517	(59.7)
Gain on retirement of debt	2,080	11,587	(9,507)	(82.0)
Other (expense) income, net	(8)	192	(200)	*NM
(Loss) income before benefit from (provision for) income taxes	(4,542)	3,919	(8,461)	*NM
Benefit from (provision for) income taxes	1,441	(15,658)	17,099	*NM
Net loss	(3,101)	(11,739)	8,638	(73.6)
Net (loss) income attributable to non-controlling interests	(22)	3	(25)	*NM
Net loss attributable to common stockholders	$(3,079)	$(11,742)	$8,663	(73.8)%
*NM - Not meaningful

Net Revenue

Three Months Ended March 31,		Change
2026	2025
$77,651	$92,235	$(14,584)	(15.8)%
During the three months ended March 31, 2026, we recognized approximately $77.7 million in net revenue compared to approximately $92.2 million during the three months ended March 31, 2025. These amounts are net of agency and outside sales representative commissions. We recognized approximately $30.5 million of revenue from our Radio Broadcasting segment during the three months ended March 31, 2026, compared to approximately $32.6 million during the three months ended March 31, 2025, a decrease of approximately $2.1 million. This decrease was primarily driven by weaker overall market demand from the national and local advertisers. We recognized approximately $4.9 million of revenue from our Reach Media segment during the three months ended March 31, 2026, compared to approximately $5.9 million for the three months ended March 31, 2025, a decrease of approximately $1.0 million. This decrease was primarily driven by a decrease in national sales. We recognized approximately $6.8 million of revenue from our Digital segment during the three months ended March 31, 2026, compared to approximately $10.2 million for the three months ended March 31, 2025, a decrease of approximately $3.4 million. This decrease was primarily driven by the decrease in direct revenue streams, reflecting reduced advertising spend from diversity, equity and inclusion-focused campaigns. We recognized approximately $36.0 million of revenue from our Cable Television segment during the three months ended March 31, 2026, compared to approximately $44.2 million for the three months ended March 31, 2025, a decrease of approximately $8.2 million. This decrease was primarily driven by the churn of subscribers and lower advertising sales.
Operating Expenses
Programming And Technical, Excluding Stock-based Compensation

Three Months Ended March 31,		Change
2026	2025
$30,005	$30,598	$(593)	(1.9%)
Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution, and broadcast of programming content on our radio stations. Programming and technical expenses for the Radio Broadcasting segment also include expenses associated with our programming research activities and music royalties. For our Digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our Cable Television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. Programming and technical expenses were approximately $30.0 million for the three months ended March 31, 2026, compared to approximately $30.6 million for the three months ended March 31, 2025, respectively. The $0.6 million decrease is primarily due to lower programming and lower residual expense in our Cable Television Segment.

Selling, General And Administrative, Excluding Stock-based Compensation

Three Months Ended March 31,		Change
2026	2025
$43,483	$50,105	$(6,622)	(13.2)%
Selling, general and administrative expenses include expenses associated with our sales departments, offices, corporate headquarters and facilities, marketing and promotional expenses, special events and sponsorships, and back-office expenses. Expenses associated with securing ratings data for our radio stations and visitors’ data for our websites, personnel, and other corporate overhead functions are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the Radio Broadcasting segment and Digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our Digital segment. Selling, general and administrative expenses were approximately $43.5 million for the three months ended March 31, 2026, compared to approximately $50.1 million for the three months ended March 31, 2025, a decrease of approximately $6.6 million. Expenses in our Digital segment decreased by approximately $2.0 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to a decrease in traffic acquisition costs due to lower revenue. Expenses in our Cable segment decreased by approximately $2.5 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the timing of media campaigns and lower media monitoring expenses. Expenses in our Radio Broadcasting segment decreased approximately $1.1 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to lower revenue, lower headcount costs, lower facility and rental costs, lower national rep fees and lower bank charges. Expenses in our Reach Media segment increased approximately $1.1 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to lower bad debt reserve, lower bank charges, and lower revenue. Expenses in corporate decreased approximately $0.5 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to lower professional service and payroll related costs.
Depreciation And Amortization

Three Months Ended March 31,		Change
2026	2025
$6,177	$2,315	$3,862	*NM
Depreciation and amortization expense was approximately $6.2 million for the three months ended March 31, 2026, compared to approximately $2.3 million for the three months ended March 31, 2025, an increase of approximately $3.9 million. This increase is primarily driven by the Radio Broadcasting licenses amortization, which the Company started to amortize in the second quarter of 2025.
Impairment Of Intangible Assets

Three Months Ended March 31,		Change
2026	2025
$—	$6,443	$(6,443)	*NM
Impairment of intangible assets was approximately $6.4 million during the three months ended March 31, 2025. There was no impairment during the three months ended March 31, 2026.

Interest Expense

Three Months Ended March 31,		Change
2026	2025
$(4,407)	$(10,924)	$6,517	(59.7)%
Interest expense was approximately $4.4 million for the three months ended March 31, 2026, compared to approximately $10.9 million for the three months ended March 31, 2025, a decrease of approximately $6.5 million. This decrease was due to lower overall debt balances outstanding as well as lower effective interest rates. See Note 9 - Debt of the Company’s unaudited condensed consolidated financial statements for further discussion.
Gain On Retirement Of Debt

Three Months Ended March 31,		Change
2026	2025
$2,080	$11,587	$(9,507)	(82.0)%
There was an approximately $2.1 million gain on retirement of debt for the three months ended March 31, 2026, compared to approximately $11.6 million for the three months ended March 31, 2025. During the three months ended March 31, 2026, the Company repurchased approximately $4.3 million of its 2028 Notes at an average price of approximately 51.0% of par, resulting in a net gain on retirement of debt of approximately $2.1 million. During the three months March 31, 2025, the Company repurchased approximately $28.2 million of its 2028 Notes at an average price of approximately 58.0% of par, resulting in a net gain on retirement of debt of approximately $11.6 million.

Benefit From (Provision For) Income Taxes

Three Months Ended March 31,		Change
2026	2025
$1,441	$(15,658)	$17,099	*NM
For the three months ended March 31, 2026, we recorded a benefit from income taxes of approximately $1.4 million resulting in an effective tax rate of 31.7%. For the three months ended March 31, 2025, we recorded a provision for income taxes of approximately $15.7 million resulting in an effective tax rate of 399.5%, which includes $14.6 million of discrete tax expense related to valuation allowance for net operating losses, and $0.2 million of discrete tax expense related to stock-based compensation.
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
Broadcast and digital operating income decreased to approximately $14.9 million for the three months ended March 31, 2026, compared to approximately $23.0 million for the three months ended March 31, 2025, a decrease of approximately $8.2 million or 35.4%. This decrease was primarily due to lower broadcast and digital operating income at all segments. Our Digital segment generated approximately $1.4 million of broadcast and digital operating loss during the three months ended March 31, 2026, compared to approximately $0.1 million of broadcast and digital operating income during the three months ended March 31, 2025, primarily due to lower revenues. Reach Media generated approximately $0.6 million of broadcast and digital operating loss during the three months ended March 31, 2026, compared to approximately $0.7 million during the three months ended March 31, 2025, primarily due to lower expenses. Our Radio Broadcasting segment generated approximately $1.8 million of broadcast and digital operating income during the three months ended March 31, 2026, compared to approximately $2.7 million during the three months ended March 31, 2025, primarily due to lower revenues offset by lower expenses. Finally, Cable Television generated approximately $12.9 million of broadcast and digital operating income during the three months ended March 31, 2026, compared to approximately $18.6 million during the three months ended March 31, 2025. The decrease in the Cable Television segment’s broadcast and digital operating income was primarily due to lower revenues offset by lower expenses.

(c)Adjusted EBITDA: Adjusted EBITDA consists of net (loss) income plus (1) depreciation and amortization, income taxes, interest expense, net income attributable to non-controlling interests, impairment of intangible assets, stock-based compensation, (gain) loss on retirement of debt, employment agreement award and other compensation, corporate costs, non-recurring litigation settlement costs, non-recurring debt refinancing costs, severance-related costs, investment income, loss from unconsolidated joint venture, loss from ceased non-core business initiatives less (2) other income, net and interest and investment income. Net (loss) income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under GAAP. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant measure used by our management to evaluate the operating performance of our business. Accordingly, based on the previous description of Adjusted EBITDA, we believe that it provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and goodwill and intangible assets, or capital structure. Adjusted EBITDA is frequently used as one of the measures for comparing businesses in the broadcasting industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including, but not limited to the fact that our definition includes the results of all four of our operating segments (Radio Broadcasting, Reach Media, Digital, and Cable Television). Business activities unrelated to these four segments are included in an “all other” category which the Company refers to as “All other - corporate/eliminations.” Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as alternatives to those measurements as an indicator of our performance.
Summary Of Performance
The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended March 31,
	2026	2025

	(In thousands)

Net revenue	$77,651	$92,235
Broadcast and digital operating income	14,864	23,016
Adjusted EBITDA	4,656	12,857
Net loss attributable to common stockholders	(3,079)	(11,742)

The reconciliation of net loss attributable to common stockholders to broadcast and digital operating income is as follows:

	Three Months Ended March 31,
	2026	2025

	(In thousands)

Net loss attributable to common stockholders	$(3,079)	$(11,742)
Add back/(deduct) certain non-broadcast and digital operating income items included in net loss:
Interest and investment income	(8)	(966)
Interest expense	4,407	10,924
(Benefit from) provision for income taxes	(1,441)	15,658
Corporate selling, general and administrative, excluding stock-based compensation (a)	10,701	11,484
Stock-based compensation	201	676
Gain on retirement of debt	(2,080)	(11,587)
Other expense (income), net	8	(192)
Depreciation and amortization	6,177	2,315
Net (loss) income attributable to non-controlling interests	(22)	3
Impairment of intangible assets	—	6,443
Broadcast and digital operating income	$14,864	$23,016
(a) Corporate selling, general and administrative expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions.
The reconciliation of net loss attributable to common stockholders to Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2026	2025

	(In thousands)

Net loss attributable to common stockholders	$(3,079)	$(11,742)
Add back/(deduct) certain Adjusted EBITDA items included in net loss:
Interest and investment income	(8)	(966)
Interest expense	4,407	10,924
(Benefit from) provision for income taxes	(1,441)	15,658
Depreciation and amortization	6,177	2,315
EBITDA	$6,056	$16,189
Stock-based compensation	201	676
Gain on retirement of debt	(2,080)	(11,587)
Other expense (income), net	8	(192)
Net (loss) income attributable to non-controlling interests	(22)	3
Corporate costs	359	747
Severance-related costs	134	219
Impairment of intangible assets	—	6,443
Loss from ceased non-core business initiatives	—	359
Adjusted EBITDA	$4,656	$12,857

LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our asset-backed credit facility. Our cash, cash equivalents and restricted cash balance was approximately $28.0 million as of March 31, 2026. As of March 31, 2026, there were $10.0 million borrowings outstanding on the Current ABL Facility (as defined below) which has $75.0 million in overall capacity. After giving effect to the outstanding $10.0 million drawdown and adjustments to account for the Borrowing Base, the Company's borrowing capacity was approximately $31.8 million as of March 31, 2026.
The Company regularly considers the impact of macroeconomic conditions on our business. Uncertainty in the macroeconomic environment with newly implemented tariffs, continued increases in inflation and interest rates, along with banking volatility, may have an adverse effect on our revenues.
From time to time, the Company may repurchase its outstanding debt and/or equity securities in open market purchases. Under open authorizations, repurchases of our outstanding debt and/or equity securities may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Repurchased debt and equity securities are retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s outstanding debt and/or equity securities and other factors, and subject to restrictions under applicable law. All repurchase amounts reflected in this quarterly report (both the number of shares repurchased and repurchase prices) are reflective of the reverse stock split effective January 22, 2026.
On September 27, 2022, the Compensation Committee authorized the repurchase of up to approximately $0.5 million (the “Employee Stock Repurchase Authorization”) worth of shares in the aggregate from employees who want to sell in connection with the Company’s most recent employee stock grant. During the three months ended March 31, 2025, the Company repurchased 9,897 shares of Class D stock under the authorization at an average price of $9.80. During the three months ended March 31, 2026, there was no repurchase activity. The Company has approximately $0.1 million remaining under the Employee Stock Repurchase Authorization.
On June 10, 2024, the Company’s Board of Directors approved a share repurchase authorization to repurchase up to $20.0 million of the Company's outstanding Class A and/or Class D Common Stock (collectively, the “2024 Stock Repurchase Program”) on a cash basis.
During the three months ended March 31, 2025, the Company repurchased 44,952 shares of Class A Common Stock under the 2024 Stock Repurchase Program in the amount of approximately $0.7 million at an average price of $14.80 per share. During the three months ended March 31, 2025, the Company repurchased 20,464 shares of Class D Common Stock in the amount of approximately $0.2 million at an average price of $8.20 per share.
The 2024 Stock Repurchase Program has been limited due to certain restrictions on stock repurchases that were imposed in connection with our December 2025 Refinancing.
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
During the three months ended March 31, 2026, the Company executed Stock Vest Tax Repurchases of 2,187 shares of Class D Common Stock at a price of $5.73 per share. During the three months ended March 31, 2025, the Company executed Stock Vest Tax Repurchases of 12,596 shares of Class D Common Stock at a price of $9.80 per share.

Long-term Debt
During the three months ended March 31, 2026, the Company repurchased approximately $4.3 million of its 2028 Notes at a weighted average price of approximately 51.0% of par, resulting in a net gain on retirement of debt of approximately $2.1 million, included in the unaudited consolidated statement of operations and an outstanding balance of approximately $7.5 million as of March 31, 2026.
During the three months ended March 31, 2025 the Company repurchased approximately $28.2 million of its 2028 Notes at an average price of approximately 58.0% of par, resulting in a net gain on retirement of debt of approximately $11.6 million.
During the three months ended March 31, 2026, the Company repurchased approximately $32.4 million of its 2031Second Lien Notes at a weighted average price of approximately 40.7% of par. As the 2031 Second Lien Notes are accounted under Accounting Standards Codification No. 470-60, Troubled Debt Restructurings by Debtors, no gain was recorded. Instead, the Company recorded an additional premium of $19.3 million, which is included in long-term debt, net on the Company's consolidated balance sheets.
In April 2026, the Company repurchased approximately $23.5 million of its 2031 Second Lien Notes at a weighted average price of approximately 42.0% of par. Subsequent to the repurchases, the total outstanding balance of the 2031 Second Lien Notes is $235.1 million.
Asset Backed Line of Credit
On December 18, 2025, the Company entered into an amended and restated ABL facility (the “Current ABL Facility”) as a part of the 2025 Refinancing pursuant to an Amended and Restated Credit Agreement, among the Company, as the administrative borrower, together with the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent (the “Current ABL Facility”), which amends and restates the 2021 ABL Facility in order to facilitate the issuance of new notes in connection with the 2025 Refinancing. The Current ABL Facility provides for, among other things, commitments in the aggregate principal amount of up to $75.0 million (subject to determination with reference to the “Borrowing Base”, as defined in the Current ABL Credit Facility) with incremental capacity to incur an additional principal amount of up to $25.0 million thereunder, with the proceeds thereof to be used primarily for working capital and general corporate purposes, including capital expenditures, permitted acquisitions, permitted investments and permitted dividends, in each case, in accordance with the terms of the Current ABL Facility.
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
On December 18, 2025, the Company drew $10.0 million on the on the Current ABL Facility, which was repaid in the first quarter of 2026. In March 2026, the Company drew $10.0 million on the Current ABL Facility with a six-month maturity at an interest rate of approximately 6.09% which remains outstanding as of March 31, 2026. After giving effect to the outstanding $10.0 million drawdown and adjustments to account for the Borrowing Base, the Company's borrowing capacity was approximately $31.8 million as of March 31, 2026.
The Company further made two separate draws of $5.0 million each for a total of $10.0 million in the second quarter of 2026, payable at an interest rate of approximately 6.75% and 6.01%, respectively. After giving effect to the outstanding $10.0 million drawdown, the additional $10.0 million drawdown in the second quarter of 2026 and adjustments to account for the Borrowing Base, the Company's borrowing capacity was approximately $22.0 million.

The following table provides a summary of our statements of cash flows for the three months ended March 31, 2026, and 2025, respectively:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Net cash flows provided by operating activities	$22,072	$2,085
Net cash flows used in by investing activities	$(3,352)	$(2,547)
Net cash flows used in financing activities	$(17,036)	$(21,544)
Net cash flows provided by operating activities were approximately $22.1 million and $2.1 million for the three months ended March 31, 2026, and 2025, respectively. Net cash flow from operating activities for the three months ended March 31, 2026 increased primarily due to the timing of contractual interest payments due to the 2025 refinancing.
Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements.
Net cash flows (used in) provided by investing activities were approximately $3.4 million and $2.5 million for the three months ended March 31, 2026, and 2025, respectively. Net cash flows used in investing activities increased from the prior year primarily due to higher capital expenditures.
Net cash flows used in financing activities were approximately $17.04 million and $21.5 million for the three months ended March 31, 2026, and 2025, respectively. The decrease was primarily driven by the debt repurchase activity as described in Note 9 - Debt as well as the purchase of the non-controlling interest in Reach Media (see 5 - Fair Value Measurements).
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
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies of the consolidated financial statements in our 2025 Form 10-K. There have been no significant changes in our critical accounting policies from those presented in our Form 10-K.
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are described in our Form 10-K for the year ended December 31, 2025, under the heading Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes in our critical accounting estimates from those presented in our Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 – Summary of Significant Accounting Policies of our unaudited condensed consolidated financial statements for a summary of recent accounting pronouncements.

CAPITAL AND COMMERCIAL COMMITMENTS
Radio Broadcasting Licenses
Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission that have a maximum term of 8 years prior to renewal. The Company’s Radio Broadcasting licenses expire at various times beginning in October 2027, through August 2030. Although the Company may apply to renew its Radio Broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application was filed and is pending.
Indebtedness
As of March 31, 2026, we had approximately $258.6 million of our 2031 Second Lien Notes, $60.6 million of our 2030 First Lien Notes and $7.5 million of our 2028 Notes outstanding within our corporate structure. See Note 9 - Debt of our consolidated financial statements. In addition, the Company entered into an amended and restated ABL facility (the “Current ABL Facility”) as a part of the 2025 Refinancing pursuant to an Amended and Restated Credit Agreement. The ABL Credit Facility provides for, among other things, commitments in the aggregate principal amount of up to $75 million (subject to determination with reference to the “Borrowing Base”, as defined in the Current ABL Credit Facility), with incremental capacity to incur an additional principal amount of up to $25.0 million. As of March 31, 2026, there were $10.0 million borrowings outstanding on the Current ABL Facility. See Note 9 - Debt of our unaudited condensed consolidated financial statements. After giving effect to the outstanding $10.0 million drawdown and adjustments to account for the Borrowing Base, the Company's borrowing capacity was approximately $31.8 million as of March 31, 2026.
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

As a participating member of the Radio Music Licensing Committee (“RMLC”), the Company is a party to a settlement reached with GMR on February 7, 2022. This agreement established a 4-year license running from April 1, 2022 to March 31, 2026. The license includes an optional 3-year extended term that the Company has opted into with the agreement now running through March 31, 2029. On August 19, 2025, the RMLC announced that it had settled litigation with BMI and ASCAP concerning licensing arrangements and that the settlement has led to new license agreements for members organizations. Both agreements are retroactive to January 1, 2022, and run through December 31, 2029. Each of the new BMI and ASCAP licenses maintain the same percentage-of-revenue license fee structure of the prior licensing arrangements and continue to provide for broad coverage of over-the-air programming, as well as simulcast/website transmissions of podcasts/archived content. While the percentage rates in the new licensing arrangements are higher than the old rates, they are lower than the rates sought by each of BMI and ASCAP in the now-settled litigation.
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

Lease Obligations
We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next forty-eight years. See Note 12 - Commitments and Contingencies of the Company’s unaudited condensed consolidated financial statements for further discussion.
Operating Contracts And Agreements
We have other operating contracts and agreements including employment contracts, on-air talent contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming-related agreements, and other general operating agreements that expire over the next 6 years.
Reach Media Non-controlling Interest
Beginning on January 1, 2018, the non-controlling interest shareholders of Reach Media have had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”). This annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D Common Stock of Urban One, at the discretion of Urban One. On February 14, 2025, certain non-controlling interest shareholders of Reach Media exercised their annual Put Right for approximately $3.2 million, increasing the Company’s interest in Reach Media to approximately 94.6% and decreasing the interest of the non-controlling interest shareholders from approximately 10.0% to approximately 5.4%. On January 13, 2026, the last of the non-controlling interest shareholders of Reach Media exercised their annual right to require Reach Media to purchase the remaining portion of their shares at the current fair market value for such shares (the “Put Right”). On February 25, 2026, Reach Media closed on the Put Interest increasing the Company’s interest in Reach Media to 100.0%. Reach Media paid the last of the non-controlling interest shareholders approximately $1.3 million for the 5.4% interest.
Contractual Obligations Schedule
The following table represents our scheduled contractual obligations as of March 31, 2026:

	Payments Due by Period

Contractual Obligations	Remainder of 2026	2027	2028	2029	2030	2031 and Beyond	Total

10.500% First Lien Senior Secured Notes(1)	$5,002	$6,363	$6,363	$6,363	$63,782	$—	$87,873
7.625% Second Lien Secured Notes(1)	15,499	19,716	19,716	19,716	19,716	268,430	362,794
Current ABL facility	10,402	—	—	—	—	—	10,402
7.375% Subordinated Notes(2)	277	554	7,793	—	—	—	8,625
Other operating contracts/agreements(3)	52,605	36,970	31,368	6,650	4,711	4,673	136,977
Operating lease obligations	8,508	11,217	10,028	9,716	7,912	20,122	67,502
Total	$92,293	$74,821	$75,268	$42,445	$96,120	$293,225	$674,171
(1) Includes interest obligations based on contractual interest rates on senior secured notes outstanding as of March 31, 2026. Interest is payable semi-annually in arrears on April 1 and October 1 of each year.
(2) Includes interest obligations based on contractual interest rates on senior secured notes outstanding as of March 31, 2026. Interest is payable semi-annually in arrears on February 1 and August 1 of each year.
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

Of the total amount of other operating contracts and agreements included in the table above, approximately $112.8 million has not been recorded on the unaudited condensed consolidated balance sheet as of March 31, 2026, as it does not meet recognition criteria. Approximately $9.4 million relates to certain commitments for content agreements for our Cable Television segment, approximately $33.3 million relates to employment agreements, and the remainder relates to other agreements.
Off-Balance Sheet Arrangements
The Current ABL Credit Facility provides for, among other things, commitments in the aggregate principal amount of up to $75.0 million (subject to determination with reference to the “Borrowing Base”, as defined in the Current ABL Credit Facility), with incremental capacity to incur an additional principal amount of up to $25.0 million thereunder, with the proceeds thereof to be used primarily for working capital and general corporate purposes, including capital expenditures, permitted acquisitions, permitted investments and permitted dividends, in each case, in accordance with the terms of the Current ABL Facility. Subsequent to the $10.0 million drawdown, the Company's borrowing capacity was approximately $31.8 million as of March 31, 2026. As of March 31, 2026, there were $10.0 million borrowings outstanding on the Current ABL Facility. After giving effect to the outstanding $10.0 million drawdown and adjustments to account for the Borrowing Base, the Company's borrowing capacity was approximately $31.8 million as of March 31, 2026.
The Company further drew $5.0 million in the second quarter of 2026, payable at an interest rate of approximately 6.75%. After giving effect to the outstanding $10.0 million drawdown, the additional $5.0 million drawdown in the second quarter of 2026 and adjustments to account for the Borrowing Base, the Company's borrowing capacity was approximately $22.0 million.
Item 3. Quantitative And Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures
We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2026 as a result of material weaknesses as described below.

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

(b) Material weaknesses in internal control over financial reporting

Management identified the following material weaknesses in internal control over financial reporting as of March 31, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated annual or interim financial statements will not be prevented or detected on a timely basis.

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
Remediation plan related to the material weaknesses in internal control over financial reporting
In response to the material weaknesses identified, management has made significant progress to remediate the control deficiencies contributing to the material weaknesses. Management is committed to the planning and implementation of remediation efforts to address the material weaknesses. These remediation efforts, summarized below, which have been implemented, or are in the process of implementation, are intended to both address the identified material weaknesses and to enhance our overall control environment. Our initiatives include the following:

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
•Continued to centralize functions under Corporate and shared-services model to ensure consistent execution of controls across the entire Company.
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
•Implementing the general ledger of a cloud-based ERP system, which will help prevent and detect errors, enforce segregation of duties, and automate manual review controls and workflow regarding the review of manual journal entries.

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

(c) Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our risk factors are described in our Form 10-K for the year ended December 31, 2025, under the heading Part I, "Item 1A. Risk Factors". There have been no changes to our risk factors from those disclosed in our Form 10-K filed March 20, 2026.
Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defenses of Rule 10b5-1 under the Securities Exchange Act of 1934 or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed or furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON
Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)
May 14, 2026