Form 10-Q
period 2026-06-30
URBAN ONE, INC.
filed 2026-08-04
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2026
Class A Common Stock, $.001 Par Value	615,000
Class B Common Stock, $.001 Par Value	286,183
Class C Common Stock, $.001 Par Value	204,501
Class D Common Stock, $.001 Par Value	3,509,280

	PART I. FINANCIAL INFORMATION	Page
Item 1.	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)	5
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)	6
	Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 (Unaudited)	7
	Condensed Consolidated Statements of Changes in Equity and Non-controlling Interests for the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025 (Unaudited)	10
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4.	Controls and Procedures	55
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	59
Item 1A.	Risk Factors	59
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 3.	Defaults Upon Senior Securities	60
Item 4.	Mine Safety Disclosures	60
Item 5.	Other Information	60
Item 6.	Exhibits	60
SIGNATURE		61

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
•disruptions to our technology network including computer systems and software, whether by human-caused or other disruptions of our operating systems, structures, or equipment, including as a result of artificial intelligence, as well as natural events such as pandemic, severe weather, fires, floods, and earthquakes;
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

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

NET REVENUE	$85,757	$91,631	$163,408	$183,866
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $—, $14, $— , and $29 respectively	29,774	28,661	59,779	59,274
Selling, general and administrative, including stock-based compensation of $1,680, $560, $1,881, and $1,221 respectively	46,881	50,053	90,565	100,819
Depreciation and amortization	6,184	3,523	12,361	5,838
Impairment of goodwill, intangible assets and long-lived assets	14,157	130,078	14,157	136,521
Total operating expenses	96,996	212,315	176,862	302,452
Operating loss	(11,239)	(120,684)	(13,454)	(118,586)
INTEREST AND INVESTMENT INCOME	—	616	8	1,582
INTEREST EXPENSE	(2,070)	(9,704)	(6,477)	(20,628)
GAIN ON SALE OF BUSINESS	4,671	—	4,671	—
GAIN ON RETIREMENT OF DEBT	—	30,297	2,080	41,884
OTHER (EXPENSE) INCOME, NET	(43)	124	(51)	316
Loss before benefit from income taxes	(8,681)	(99,351)	(13,223)	(95,432)
BENEFIT FROM INCOME TAXES	1,703	21,382	3,144	5,724
NET LOSS	(6,978)	(77,969)	(10,079)	(89,708)
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	95	(67)	73	(64)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,073)	$(77,902)	$(10,152)	$(89,644)

NET LOSS TO COMMON STOCKHOLDERS (per share)
Basic (a)	$(1.58)	$(17.41)	$(2.28)	$(20.02)
Diluted (a)	$(1.58)	$(17.41)	$(2.28)	$(20.02)

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic (a)	4,470,542	4,473,831	4,460,275	4,476,828
Diluted (a)	4,470,542	4,473,831	4,460,275	4,476,828
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

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

NET LOSS	$(6,978)	$(77,969)	$(10,079)	$(89,708)
COMPREHENSIVE LOSS	$(6,978)	$(77,969)	$(10,079)	$(89,708)
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE NON-CONTROLLING INTERESTS	95	(67)	73	(64)
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,073)	$(77,902)	$(10,152)	$(89,644)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,358	$25,515
Restricted cash	844	843
Trade accounts receivable, net of allowance for expected credit losses of $3,088 and $4,178, respectively	78,777	88,676
Prepaid expenses	9,438	5,345
Current portion of content assets, net	36,415	39,469
Other current assets	7,201	4,604
Total current assets	148,033	164,452
CONTENT ASSETS, NET	66,794	72,552
PROPERTY AND EQUIPMENT, NET	32,695	33,384
RIGHT OF USE ASSETS, NET	35,122	35,331
GOODWILL, NET	117,818	132,382
RADIO BROADCASTING LICENSES, NET	115,244	121,014
OTHER INTANGIBLE ASSETS, NET	23,190	24,627
OTHER ASSETS	9,682	9,252
NON-CURRENT ASSETS HELD-FOR-SALE	2,934	—
Total assets	$551,512	$592,994
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,967	$14,017
Accrued interest	1,790	1,018
Accrued compensation and related benefits	8,444	11,048
Reserve for audience deficiency	9,839	14,217
Short-term borrowings under the asset-backed facility	20,000	10,000
Current portion of content payables	6,809	9,446
Current portion of lease liabilities	7,516	6,702
Other current liabilities	13,899	11,861
Current liabilities held-for-sale	48	—
Total current liabilities	80,312	78,309
LONG-TERM DEBT, net	399,298	429,742
CONTENT PAYABLES, net of current portion	3,159	5,059
LONG-TERM LEASE LIABILITIES	32,975	32,543
OTHER LONG-TERM LIABILITIES	7,863	8,392
NON-CURRENT LIABILITIES HELD-FOR-SALE	106	—
DEFERRED TAX LIABILITIES, NET	8,571	11,715
Total liabilities	$532,284	$565,760

COMMITMENTS AND CONTINGENCIES (NOTE 13)
REDEEMABLE NON-CONTROLLING INTERESTS	—	2,631
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 705,889 and 705,970 shares issued at June 30, 2026 and December 31, 2025, respectively; 615,000 and 615,081 shares outstanding at June 30, 2026 and December 31, 2025, respectively	1	1
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 286,183 shares issued and outstanding at each of June 30, 2026 and December 31, 2025	—	—
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 204,501 shares issued and outstanding at each of June 30, 2026 and December 31, 2025	—	—
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 3,470,748 and 3,409,393 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	3	3
Treasury stock, at cost — 90,889 shares at each of June 30, 2026 and December 31, 2025	(1,345)	(1,345)
Additional paid-in capital	1,013,440	1,011,578
Accumulated deficit	(995,786)	(985,634)
Total stockholders’ equity	16,313	24,603
Non-controlling interests	2,915	—
Total equity	19,228	24,603
Total liabilities, redeemable non-controlling interests, and equity	$551,512	$592,994
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NON-CONTROLLING INTERESTS
(In thousands, except share data)
(Unaudited)

	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Treasury Stock, at cost	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
BALANCE, as of December 31 2025	$1	$—	$—	$3	$(1,345)	$1,011,578	$(985,634)	$—	$24,603
Net loss attributable to Urban One	—	—	—	—	—	—	(3,079)	—	(3,079)
Stock-based compensation expense	—	—	—	—	—	96	—	—	96
Payments for taxes related to net share settlement of equity awards	—	—	—	—	—	(13)	—	—	(13)
Settlement of stock-based compensation liability	—	—	—	—	—	50	—	—	50
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	—	1,345	—	—	1,345
BALANCE, as of March 31, 2026	$1	$—	$—	$3	$(1,345)	$1,013,056	$(988,713)	$—	$23,002
Net (loss) income	—	—	—	—	—	—	(7,073)	95	(6,978)
Stock-based compensation expense	—	—	—	—	—	90	—	—	90
Repurchase of 129,543 shares of Class D common stock	—	—	—	—	—	(583)	—	—	(583)
Payments for taxes related to net share settlement of equity awards	—	—	—	—	—	(658)	—	—	(658)
Settlement of stock-based compensation liability	—	—	—	—	—	1,535	—	—	1,535
Issuance of non-controlling interests	—	—	—	—	—	—	—	3,030	3,030
Distributions to non-controlling interests	—	—	—	—	—	—	—	(210)	(210)
BALANCE, as of June 30, 2026	$1	$—	$—	$3	$(1,345)	$1,013,440	$(995,786)	$2,915	$19,228
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NON-CONTROLLING INTERESTS
(In thousands, except share data)
(Unaudited)

	Common Stock Class A(1)	Common Stock Class B(1)	Common Stock Class C(1)	Common Stock Class D(1)	Treasury Stock, at cost	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, as of December 31, 2024(1)	$1	$—	$—	$3	$(1,345)	$1,011,051	$(838,765)	$170,945
Net loss attributable to Urban One	—	—	—	—	—	—	(11,742)	(11,742)
Stock-based compensation expense	—	—	—	—	—	527	—	527
Repurchase of 449,252 shares of Class A common stock	—	—	—	—	—	(666)	—	(666)
Repurchase of 303,622 shares of Class D common stock	—	—	—	—	—	(265)	—	(265)
Payments for taxes related to net share settlement of equity awards	—	—	—	—	—	(66)	—	(66)
Settlement of stock-based compensation liability	—	—	—	—	—	400	—	400
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	—	105	—	105
BALANCE, as of March 31, 2025(1)	$1	$—	$—	$3	$(1,345)	$1,011,086	$(850,507)	$159,238
Net loss attributable to Urban One	—	—	—	—	—	—	(77,902)	(77,902)
Stock-based compensation expense	—	—	—	—	—	451	—	451
Repurchase of 226,041 shares of Class A common stock	—	—	—	—	—	(369)	—	(369)
Repurchase of 200,549 shares of Class D common stock	—	—	—	—	—	(118)	—	(118)
Settlement of stock-based compensation liability	—	—	—	—	—	50	—	50
Payments for taxes related to net share settlement of equity awards	—	—	—	—	—	(242)	—	(242)
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	—	1,074	—	1,074
BALANCE, as of June 30, 2025(1)	$1	$—	$—	$3	$(1,345)	$1,011,932	$(928,409)	$82,182
(1) Adjusted to reflect the 1-for-10 Reverse Stock Split that occurred on January 22, 2026, refer to Note 2 - Summary of Significant Accounting Policies
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,079)	$(89,708)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	830	2,413
Depreciation and amortization	12,361	5,838
Amortization of debt financing costs	542	875
Amortization of launch assets	815	1,858
Amortization of content assets	19,926	19,483
Deferred income taxes	(3,144)	(6,414)
Impairment of goodwill, intangible assets and long-lived assets	14,157	136,521
Stock-based compensation expense	1,881	1,250
Gain on sale of business	(4,671)	—
Gain on retirement of debt	(2,080)	(41,884)
Non-cash fair value adjustment of Employment Agreement Award	1,182	1,312
Other	39	172
Effect of change in operating assets and liabilities:
Trade accounts receivable, net	9,070	17,597
Prepaid expenses and other current assets	(4,152)	1,181
Other assets	(610)	(106)
Content assets and payables	(15,651)	(22,080)
Accounts payable	(159)	(6,283)
Accrued interest	772	(2,835)
Accrued compensation and related benefits	(2,605)	(3,164)
Reserve for audience deficiency	(4,378)	(5,147)
Other liabilities	725	(2,589)
Net cash flows provided by operating activities	14,771	8,290
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,099)	(3,765)
Other investments	—	(200)
Acquisition of stations and broadcasting assets	—	(250)
Escrow deposit related to acquisition	(3,300)	—
Cash receipts related to sale of business	4,925	—
Net cash flows used in investing activities	(3,474)	(4,215)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of ownership interest in Reach Media	(1,264)	(3,232)
Repurchase of 2031 Second Lien Notes, including premium of $405	(23,388)	—
Repurchase of 2028 Notes	(2,193)	(49,538)
Semi-annual premium payment	(3,144)	—
Borrowings under line of credit	20,000	—
Repayment of short-term borrowings under line of credit	(10,000)	—
Repurchase of common stock, including payments for taxes related to net share settlement of equity awards	(1,254)	(1,726)
Payment of dividends to non-controlling interest members of Reach Media	—	(936)
Distribution to non-controlling interests	(210)	—
Net cash flows used in financing activities	(21,453)	(55,432)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10,156)	(51,357)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	26,358	137,574
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$16,202	$86,217

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$5,033	$22,437
Income taxes, net of refunds	$462	$166

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Adjustment of redeemable non-controlling interests to estimated redemption value	$(1,345)	$(1,179)
Issuance of non-controlling interests	$3,030	$—
Settlement of stock-based compensation liability	$1,585	$450
Non-cash additions to property and equipment	$69	$578
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Urban One, Inc., a Delaware corporation, and its subsidiaries (collectively, “Urban One,” the “Company,” “we,” “our” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our Radio Broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of July 31, 2026, following the Service Broadcasting Group, LLC acquisition as defined in Note 7 - Dispositions and Acquisitions, the Company owned and/or operated 76 independently formatted, revenue producing broadcast stations (including 59 FM or AM stations, 15 HD stations, and the 2 low power television stations the Company operates), located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content platform targeting African-American and urban consumers. Thus, the Company has diversified its revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), which operates two cable television networks targeting African-American and urban viewers, TV One and CLEO TV; Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its iONE Digital, Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. Through our national multi-media operations, the Company provides advertisers with a unique and powerful delivery mechanism to communicate with African-American and urban audiences.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. In management’s opinion, the interim financial data presented herein includes all adjustments (which include only normal recurring adjustments) necessary for a fair statement of its financial position as of June 30, 2026, its results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations.
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

Supplemental Financial Information
The following table presents the components of Other Current Liabilities and Other Long-term Liabilities:

	As of June 30, 2026	As of December 31, 2025

	(In thousands)
Other current liabilities
Customer advances and unearned income	$4,132	$2,754
Unearned event income	—	90
Professional fee accrual	761	824
Operating expense accrual	3,184	2,429
Employment Agreement Award (as defined in Note 5 - Fair Value Measurements)	2,000	2,000
Shared-based payment liability	235	125
Other	3,587	3,639
Total other current liabilities	$13,899	$11,861

Other long-term liabilities
Employment Agreement Award (as defined in Note 5 - Fair Value Measurements)	$5,299	$5,099
Reserve for uncertain tax position	1,993	1,993
Other	571	1,300
Total long-term liabilities	$7,863	$8,392
Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within the unaudited condensed consolidated balance sheets to “Cash, cash equivalents and restricted cash, end of period” as reported within the unaudited condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2026	2025

	(In thousands)
Cash and cash equivalents	$15,358	$85,732
Restricted cash	844	485
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$16,202	$86,217
Related Party Transactions
Historically, Reach Media operated the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), an annual fund-raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The 2024 Fantastic Voyage® operated under an agreement under which Reach Media provided all necessary operations of the cruise, and Reach Media was reimbursed its expenditures and received a fee based on performance. Tom Joyner was a minority interest owner of Reach Media until his interest were fully bought out.

Effective August 12, 2024, Reach Media and the Foundation entered into a new agreement regarding the Fantastic Voyage (the “FV Revised Agreement”). The 2025 Fantastic Voyage operated under the FV Revised Agreement, which provided distribution of net operating income in the following order until the funds are depleted: up to $0.3 million to the Foundation, up to a $2.0 million performance fee to Reach, with any remaining net operating income split between the Foundation and Reach at 10.0% and 90.0%, respectively. Regardless of the net operating income, the Foundation was guaranteed a distribution of at least $0.3 million. The Foundation’s remittances to Reach Media under the agreement were limited to its Fantastic Voyage® related cash collections. Reach Media bore the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related passenger cruise package sales. The FV Revised Agreement expired in 2025 and was not renewed. As the agreement was not renewed, Reach Media has developed a new cruise event called the “One Voyage” that it operates independently of the prior arrangements with the Tom Joyner Foundation. The One Voyage cruise will operate during the third quarter of 2026.
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

3. NET REVENUE

Revenue Recognition

The following tables show the sources of the Company’s net revenue by contract type and segment for the three and six months ended June 30, 2026 and 2025:

(In thousands)	Radio Broadcasting	Reach Media	Digital	Cable Television	All Other - Corporate/Eliminations	Consolidated
Three Months Ended June 30, 2026
Radio advertising	$30,861	$4,662	$—	$—	$(791)	$34,732
Political advertising	1,230	—	11	2	—	1,243
Digital advertising	—	—	9,386	—	—	9,386
Cable Television advertising	—	—	—	20,773	—	20,773
Cable Television affiliate fees	—	—	—	16,286	—	16,286
Event revenues & other	3,185	92	—	60	—	3,337
Net revenue	$35,276	$4,754	$9,397	$37,121	$(791)	$85,757

Three Months Ended June 30, 2025
Radio advertising	$34,028	$5,300	$—	$—	$(701)	$38,627
Political advertising	241	—	13	—	—	254
Digital advertising	—	—	10,241	—	—	10,241
Cable Television advertising	—	—	—	22,977	—	22,977
Cable Television affiliate fees	—	—	—	17,061	—	17,061
Event revenues & other	2,424	15	—	32	—	2,471
Net revenue	$36,693	$5,315	$10,254	$40,070	$(701)	$91,631

(In thousands)	Radio Broadcasting	Reach Media	Digital	Cable Television	All Other - Corporate/Eliminations	Consolidated
Six Months Ended June 30, 2026
Radio advertising	$58,711	$9,501	$—	$—	$(1,356)	$66,856
Political advertising	2,126	—	15	2	—	2,143
Digital advertising	—	—	16,170	—	—	16,170
Cable Television advertising	—	—	—	39,868	—	39,868
Cable Television affiliate fees	—	—	—	33,163	—	33,163
Event revenues & other	4,974	113	—	121	—	5,208
Net revenue	$65,811	$9,614	$16,185	$73,154	$(1,356)	$163,408

Six Months Ended June 30, 2025
Radio advertising	$65,078	$11,100	$—	$—	$(1,334)	$74,844
Political advertising	390	—	14	—	—	404
Digital advertising	—	—	20,452	—	—	20,452
Cable Television advertising	—	—	—	48,402	—	48,402
Cable Television affiliate fees	—	—	—	35,778	—	35,778
Event revenues & other	3,835	68	—	83	—	3,986
Net revenue	$69,303	$11,168	$20,466	$84,263	$(1,334)	$183,866

Contract Assets and Liabilities
Contract assets and contract liabilities that are not separately stated in the Company’s unaudited condensed consolidated balance sheet as of June 30, 2026, and consolidated balance sheet as of December 31, 2025 were as follows:

	As of June 30, 2026	As of December 31, 2025

	(In thousands)
Contract assets:
Unbilled receivables	$2,329	$4,586
Contract liabilities:
Customer advances and unearned income	$4,132	$2,754
Reserve for audience deficiency	9,839	14,217
Unearned event income	—	90
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
For customer advances and unearned income as of January 1, 2026, approximately $1.6 million was recognized as revenue during the six months ended June 30, 2026. For the reserve for audience deficiency as of January 1, 2026, approximately $5.0 million was recognized as revenue during the six months ended June 30, 2026. For unearned event income as of January 1, 2026, no revenue was recognized during the six months ended June 30, 2026.
All of the customer advances and unearned income as of January 1, 2025 was recognized as revenue during the six months ended June 30, 2025. For the reserve for audience deficiency as of January 1, 2025, approximately $8.5 million was recognized as revenue during the six months ended June 30, 2025. For unearned event income as of January 1, 2025, no revenue was recognized during the six months ended June 30, 2025.
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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Net loss attributable to Class A, Class B, Class C and Class D stockholders	$(7,073)	$(77,902)	$(10,152)	$(89,644)
Denominator (1):
Denominator for basic net loss per share - weighted average outstanding shares	4,470,542	4,473,831	4,460,275	4,476,828
Denominator for diluted net loss per share - weighted-average outstanding shares	4,470,542	4,473,831	4,460,275	4,476,828

Net loss attributable to Class A, Class B, Class C and Class D stockholders per share – basic (1)	$(1.58)	$(17.41)	$(2.28)	$(20.02)
Net loss attributable to Class A, Class B, Class C and Class D stockholders per share – diluted (1)	$(1.58)	$(17.41)	$(2.28)	$(20.02)
(1) Adjusted retroactively for the Reverse Stock Split, refer to Note 2 - Summary of Significant Accounting Policies
For the three and six months ended June 30, 2026, there were approximately 0.6 million potentially dilutive securities that were not included in the computation of diluted EPS, because to do so would have been antidilutive for the periods presented. For three and six months ended June 30, 2025, there were approximately 0.6 million potentially dilutive securities that were not included in the computation of diluted EPS.

5. FAIR VALUE MEASUREMENTS
The Company reports financial and non-financial assets and liabilities measured at fair value on a recurring and non-recurring basis under the provisions of ASC 820, “Fair Value Measurement” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.
As of June 30, 2026 and December 31, 2025, the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3

	(In thousands)
As of June 30, 2026
Liabilities subject to fair value measurement:
Employment Agreement Award(a)	$7,299	$—	$—	$7,299

Mezzanine equity subject to fair value measurement:
Redeemable non-controlling interests(b)	$—	$—	$—	$—

As of December 31, 2025
Liabilities subject to fair value measurement:
Employment Agreement Award(a)	$7,099	$—	$—	$7,099

Mezzanine equity subject to fair value measurement:
Redeemable non-controlling interests(b)	$2,631	$—	$—	$2,631
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

There were no transfers within Level 1, 2, or 3 during the six months ended June 30, 2026 and 2025. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2026 and 2025:

	Employment Agreement Award	Redeemable Non-controlling Interests(1)
	(In thousands)
Balance as of December 31, 2025	$7,099	$2,631
Net loss attributable to redeemable non-controlling interests	—	(22)
Distributions	(982)	—
Purchase of ownership interest in Reach Media	—	(1,264)
Dividends paid to redeemable non-controlling interests	—	—
Change in fair value	1,182	—
Adjustment of redeemable non-controlling interests	—	(1,345)
Balance as of June 30, 2026	$7,299	$—
(1) On February 25, 2026, Reach Media closed on the Put Interest increasing the Company’s interest in Reach Media to 100.0%. Reach Media paid the last of the non-controlling interest shareholders approximately $1.3 million for the 5.4% interest.

	Employment Agreement Award	Redeemable Non-controlling Interests
	(In thousands)
Balance as of December 31, 2024	$10,426	$7,988
Net income attributable to redeemable non-controlling interests	—	(64)
Distributions	—	—
Purchase of ownership interest in Reach Media	—	(3,232)
Dividends paid to redeemable non-controlling interests	—	(936)
Change in fair value	1,312	(1,179)
Balance as of June 30, 2025	$11,738	$2,577
Changes in the fair value of the Employment Agreement Award were recorded in the unaudited condensed consolidated statements of operations as selling, general and administrative expenses for the six months ended June 30, 2026 and 2025. The long-term portion is recorded in other long-term liabilities, and the current portion is recorded in other current liabilities in the unaudited condensed consolidated balance sheets.

For Level 3 liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

			As of June 30, 2026	As of December 31, 2025

Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value(a)
Employment Agreement Award	Discounted cash flow	Discount rate	14.0%	14.0%
Employment Agreement Award	Discounted cash flow	Operating profit margin range	20.0% - 33.9%	20.0% - 33.9%
Employment Agreement Award	Discounted cash flow	Revenue growth rate range	(6.7)% - (2.0)%	(6.7)% - (2.0)%
Employment Agreement Award	Market approach	Average recurring EBITDA multiple	4.1x	4.1x
Redeemable non-controlling interests	Discounted cash flow	Discount rate	N/A	15.0%
Redeemable non-controlling interests	Discounted cash flow	Operating profit margin range	N/A	7.0% - 9.3%
Redeemable non-controlling interests	Discounted cash flow	Revenue growth rate range	N/A	(0.5)% - 2.5%
(a) Any significant increases or decreases in unobservable inputs could result in significantly higher or lower fair value measurements. Changes in fair value measurements, if significant, may affect the Company’s performance of cash flows.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Included in this category are goodwill, net, Radio Broadcasting licenses, net, other intangible assets, net and property and equipment, net which are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value.
Financial Instruments
As of June 30, 2026 and December 31, 2025, the Company’s financial instruments consisted of cash and cash equivalents, restricted cash, trade accounts receivable, its asset-backed credit facility, and long-term debt. The carrying amounts approximated fair value for each of these financial instruments as of June 30, 2026 and December 31, 2025, except for the Company’s long-term debt, which is disclosed in Note 9 - Debt.
6. CONTENT ASSETS, NET
The gross cost and accumulated amortization of content assets are as follows:

	As of June 30, 2026	As of December 31, 2025

	(In thousands)
Licensed Content, net
Acquired	$12,905	$19,307
Produced Content, net
Completed	79,134	85,595
In production	11,170	7,089
In development and pre-production	—	30
Content assets, net	103,209	112,021
Less: current portion	(36,415)	(39,469)
Noncurrent portion	$66,794	$72,552

Amortization of content assets is recorded in the unaudited condensed consolidated statements of operations as programming and technical expenses. Content amortization for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Content amortization - acquired	$3,617	$2,912	$7,207	$6,891
Content amortization - produced	6,441	6,689	12,719	12,592
Total content amortization	$10,058	$9,601	$19,926	$19,483

7. DISPOSITIONS AND ACQUISITIONS
In March 2026, the Company entered into agreements to sell its WMXG and WLNK-FM radio broadcasting licenses in Charlotte, North Carolina along with the associated station assets from the Radio Broadcasting segment to unrelated third parties for approximately $0.7 million and $4.2 million, respectively. FCC approval was obtained on May 13, 2026 for the WMXG station and on May 12, 2026 for the WLNK-FM station. The Company completed both sales on June 1, 2026 and recognized a gain of $4.7 million, which is included in Gain On Sale Of Business in the unaudited consolidated statement of operations for the three and six months ended June 30, 2026.
On April 28, 2026, the Company entered into an agreement to acquire Service Broadcasting Group, LLC, including radio stations KKDA and KRNB in Dallas, Texas for $22.0 million, of which $3.3 million was put on escrow during the three months ended June 30, 2026. At the same time, the Company also entered into an agreement to sell radio station KZMJ from the Radio Broadcasting segment to Fuzion Dallas, LLC for $6.0 million. The transactions include the transfer of each station’s FCC license and related assets and were subject to approval by the FCC and other customary closing conditions. All stations operate in their current format until the transaction received FCC approval and closed.
The assets and liabilities associated with the radio station KZMJ have been reclassified as held-for-sale in the unaudited consolidated balance sheets as of June 30, 2026. The primary assets classified as held-for-sale are right-of-use assets, net of $1.1 million, broadcasting licenses, net of $1.0 million, and goodwill of $0.7 million. The liabilities held-for-sale consist of lease liabilities of $0.2 million. FCC approval was obtained on June 23, 2026 and the Company completed the sale of KZMJ on July 6, 2026. The Company recognized a gain of $3.2 million on the KZMJ disposition in the third quarter of 2026.
FCC approval was obtained on June 26, 2026 for the Service Broadcasting Group, LLC acquisition and the acquisition was completed on July 17, 2026. This acquisition will be accounted for in accordance with Accounting Standards Codification No. 805, Business Combinations. Based upon the timing of this acquisition, the initial accounting for the acquisition is not yet complete as the Company gathers additional information related to the assets acquired and the liabilities assumed. The Company is in the process of obtaining third-party valuations of certain intangible assets. The preliminary application of acquisition accounting to the assets acquired, and liabilities assumed, as well as the results of operations will first be reflected in the Company's consolidated financial statements as of and for the three months ended September 30, 2026.

8. GOODWILL, NET AND INTANGIBLE ASSETS, NET
Goodwill, Net
The following table presents the changes in the Company's goodwill carrying values for its reportable segments during the six months ended June 30, 2026:

	Radio Broadcasting	Reach Media	Digital	Cable Television	Total
	(In thousands)
As of December 31, 2025
Gross goodwill	$154,967	$30,468	$26,912	$165,699	$378,046
Accumulated impairment losses	(128,846)	(16,616)	(26,912)	(73,289)	(245,664)
As of December 31, 2025	$26,121	$13,852	$—	$92,410	$132,382

Impairments	—	(13,852)	—	—	(13,852)
Disposition of business (See Note 7 - Dispositions and Acquisitions)	(36)	—	—	—	(36)
Assets-held-for sale (See Note 7 - Dispositions and Acquisitions)	(677)	—	—	—	(677)

As of June 30, 2026
Gross goodwill	$154,254	$30,468	$26,912	$165,699	$377,333
Accumulated impairment losses	(128,846)	(30,468)	(26,912)	(73,289)	(259,515)
Net goodwill at June 30, 2026	$25,408	$—	$—	$92,410	$117,818

In May 2026, due to the additional decline in revenue, further decrease in forecasted revenue and operating profit margin brought on by declining industry and macro-economic conditions created a triggering event indicating the fair value of the Reach Media reporting unit was more likely than not to be less than its carrying value. As a result, the Company performed an interim quantitative impairment assessment for the Reach Media reporting unit to determine whether it was impaired. The Company estimated the fair value of the reporting unit by utilizing a discounted cash flow model. The key assumptions used in the discounted cash flow model for goodwill include projected revenues, operating profit margins, terminal rate and discount rate. Based on this assessment, the Company recognized impairment losses of approximately $13.9 million, to reduce the carrying value of the Reach Media goodwill balances for the three and six months ended June 30, 2026, included in impairment of goodwill, intangible assets and long-lived assets, on the unaudited condensed consolidated statement of operations.
In addition, the Company recorded a $0.3 million impairment charge related to the long-lived assets of Reach Media as the assets of the long-lived asset group were not deemed recoverable as of May 31, 2026.
As of June 30, 2026 the Company did not identify any triggering events indicating the fair value of the Company’s Radio Broadcasting and Cable Television reporting units were more likely than not to be less than its carrying value.
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

The Company continues to monitor forecasted revenue and operating profit margin performance. Given the recent impairment losses recognized as of December 31, 2025 and to the extent there is a potential recession that further disrupts the economic environment impacting the financial performances, market shares, changes in interest rates as well as further structural changes in the media and entertainment industry and further decline in forecasted in operating profit margin performance, these events could negatively affect the key assumptions and result in significantly lower fair value of the reporting units and result in future impairment charges.
Radio Broadcasting Licenses, Net
The following table presents the changes in the Company’s Radio Broadcasting Licenses, Net carrying value during the six months ended June 30, 2026.

(In thousands)
Balance as of January 1, 2026	$121,014
Assets-held-for sale (See Note 7 - Dispositions and Acquisitions)	(1,009)
Disposal (See Note 7 - Dispositions and Acquisitions)	(123)
Non-cash broadcasting license acquisition	3,030
Amortization expense	(7,668)
Balance as of June 30, 2026	$115,244
The Company entered into a local programming and marketing agreement (“LMA”) and a subsequent option agreement during the six months ended June 30, 2026. Pursuant to the LMA, the Company began to broadcast programs produced, owned, or acquired by the Company on WDCN. Under the LMA, the Company pays a monthly fee as well as certain operating costs of WDNC-FM, and in exchange, the Company retains all revenues from the sale of the advertising within the programming the Company provides. The initial term of the LMA is through January 1, 2028, with a one-year automatic extension. Pursuant to a related option agreement, the Company has an option to acquire the FCC license and fixed assets of the LMA entity exercisable through December 31, 2028. The Company determined that it holds variable interests in the entity and that it is the primary beneficiary. The Company accounted for the transactions as an asset acquisition through non-controlling interest and allocated the transaction price of approximately $3.0 million to the FCC license acquired based on their relative fair value with no goodwill recognized. The Company recorded $2.9 million in non-controlling interests associated with the transactions, which is included in Total equity in the unaudited condensed consolidated balance sheets.
Future estimated amortization expense related to the broadcasting licenses for the remainder of 2026 through 2031, and thereafter, is as follows:

(In thousands)
Remainder of 2026	$7,283
2027	13,955
2028	12,927
2029	11,899
2030	10,871
2031	9,843
Thereafter	48,466

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

TV One Trade Name, Net
The following table presents the changes in the Company’s TV One Trade Name during the six months ended June 30, 2026.

(In thousands)
Balance as of January 1, 2026	$24,068
Amortization expense	(1,205)
Balance as of June 30, 2026	$22,863
Future estimated amortization expense related to the TV One Trade Name for the years 2026 through 2031 and thereafter is as follows:

(In thousands)
Remainder of 2026	$1,203
2027	2,280
2028	2,153
2029	2,027
2030	1,900
2031	1,773
Thereafter	11,527

9. DEBT

Long-term debt, net consists of the following:

	As of June 30, 2026	As of December 31, 2025

	(In thousands)
10.500% First Lien Senior Secured Notes due 2030 (1, 3)	$60,600	$60,600
7.625% Second Lien Secured Notes due 2031 (1, 3)	235,113	291,020
7.375% Senior Secured Notes due February 2028 (2)	7,516	11,816
Total principal outstanding on long-term debt	303,229	363,436
Less: Unamortized debt issuance costs	(2,479)	(2,868)
Add: Premium (3)	98,548	69,174
Long-term debt, net	$399,298	$429,742
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

From time to time, the Company may repurchase its debt securities in open market purchases. Under open authorizations by the Company's Board of Directors, repurchases of the outstanding debt may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Repurchased debt is retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s outstanding debt and other factors, and subject to restrictions under the terms of the Company's indenture, credit agreement and applicable law.
The following table details the repurchase activity of the 2031 Second Lien Notes:

	Three Months Ended June 30, 2026	Three Months Ended March 31, 2026
	(In thousands)
Repurchased amount at par value	$23,459	$32,448
Weighted-average percentage of par	42.0%	40.7%
As the 2031 Second Lien Notes are accounted under Accounting Standards Codification No. 470-60, Troubled Debt Restructurings by Debtors, no gain was recorded. Instead, the Company recorded an additional premium of $19.3 and $13.6 million during the three months ended March 31, 2026 and June 30, 2026, respectively, which is included in long-term debt, net on the Company's condensed consolidated balance sheets.
The premium will result in interest expense being recognized at an effective interest rate of approximately 5.32% and 0.15% through the term of the 2030 First Lien Notes and 2031 Second Lien Notes, respectively. The difference in the contractual interest payments and interest expense will reduce the premium.
The following table details the repurchase activity of the 2028 Notes:

	Three Months Ended March 31, 2026	Three Months Ended June 30, 2025	Three Months Ended March 30, 2025
	(In thousands)
Repurchased amount at par value	$4,300	$64,012	$28,227
Weighted-average percentage of par	51.0%	51.8%	58.0%
Net gain on retirement of debt (a)	$2,080	$30,297	$11,587
(a) Included in the unaudited condensed consolidated statement of operations.
The Company’s effective interest rate for the 2028 Notes for the three and six months ended June 30, 2026 and 2025 were approximately 7.71% and 7.72%, respectively.
As of June 30, 2026, the fair value of long- term debt is as follows:

(In thousands)
2030 First Lien Notes	$58,176
2031 Second Lien Notes	$85,062
2028 Notes	$3,908
The fair value of the 2030 First Lien Notes, the 2031 Second Lien Notes, and the 2028 Notes, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date.
After giving effect to all the repurchases of the outstanding debt, the Company has approximately $19.9 million remaining under the current authorization by the Board of Directors on a cash basis.

Asset-Backed Line of Credit
The drawdowns made in 2026 as well as the related interest rates and maturity dates are as follows:

	Subsequent to June 30, 2026	Three months ended June 30, 2026	Three months ended June 30, 2026	Three months ended March 31, 2026
Amount (in thousands)	$7,000	$5,000	$5,000	$10,000
Draw Date	7/6/2026	5/4/2026	4/7/2026	3/26/2026
Interest Rate	6.12%	6.01%	6.75%	6.09%
Original Maturity Date	1/3/2027	8/2/2026	Repayable any time	9/21/2026
Borrowing Capacity	$19,067	$26,067	$31,067	$31,772
The Company repaid the $10.0 million borrowing drawn on December 18, 2025 in the first quarter of 2026. After giving effect to the outstanding $20.0 million drawdown and adjustments to account for the Borrowing Base, the Company's borrowing capacity was approximately $26.1 million as of June 30, 2026. The Company repaid the May 2026 draw of $5.0 million on August 2, 2026. After giving effect to the additional draw of $7.0 million, the $5.0 million repayment, and adjustments to account for the Borrowing Base, the Company's borrowing capacity was approximately $24.1 million.
While the Company’s cash flows are considered to be sufficient to fund our current operations, the Company has used and may continue to use borrowings under the Current ABL Facility to meet future cash needs for working capital or business initiatives.
Future Minimum Principal Payments
Future scheduled minimum principal payments of long-term debt as of June 30, 2026, are as follows:

Long-term debt
(In thousands)
Remainder of 2026	$—
2027	—
2028	7,516
2029	—
2030	60,600
2031	235,113
Total debt	$303,229
The deferred financing costs included in interest expense for all instruments, for each of the three and six months ended June 30, 2026 were approximately $0.2 million and $0.5 million, respectively. The deferred financing costs included in interest expense for all instruments, for each of the three and six months ended June 30, 2025 was approximately $0.4 million and $0.9 million, respectively. The Company is in compliance with all of its debt covenants as of June 30, 2026 and expects to remain in compliance with all covenants over at least the next 12 months.
10. INCOME TAXES

The Company uses the estimated annual effective tax rate method under Accounting Standards Codification No. 740-270, Interim Reporting to calculate the provision for income taxes. The Company recorded a benefit from income taxes of approximately $3.1 million on a pre-tax loss from unaudited condensed consolidated operations of approximately $13.2 million for the six months ended June 30, 2026. This results in an effective tax rate of approximately 23.8%. The estimated annual effective tax rate differs from the federal statutory tax rate of 21% primarily due to the impact of state taxes, non-deductible expenses, and the impact of the valuation allowance against disallowed interest expense and net operating losses.

In accordance with Accounting Standards Codification No. 740, Accounting for Income Taxes, the Company continues to evaluate the realizability of its net deferred tax assets (“DTAs”) by assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. Management considers all available evidence, both negative and positive, that could impact the future realization of these. As of June 30, 2026, the Company maintains a valuation allowance on its DTAs, most significantly its net operating losses and disallowed interest expense assets, after taking into consideration future taxable income from reversing deferred tax liabilities.

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

On September 2022, the Company’s Board of Directors approved the Company's ability to repurchase up to $0.5 million of shares in the aggregate from employees who want to sell in connection with our equity compensation plan. The Company exhausted the entire amount due to repurchases from some employees upon their stock vest during the quarter.

On June 17, 2026, the Company’s Board of Directors approved an employee share repurchase program to repurchase up to $1.0 million of the Company's outstanding Class A and/or Class D Common Stock during any single calendar year (collectively, the “2026 Annual Repurchase Program”). The Annual Repurchase Program is executed in strict compliance with the terms, conditions, and restrictive covenants set forth in the Indenture as noted in Note 9 - Debt, as well as all applicable federal and state securities laws and regulations. Any unused amounts under the Annual Repurchase Program may be carried over from one year to the next, with the maximum amount to be spent in any single calendar year capped at $4.0 million for each class of shares.

The following table details our stock repurchases under the 2026 Annual Repurchase Program during the three and six months ended June 30, 2026:

Class D
Shares of common stock repurchased	129,543
Average price paid per share	$4.50
Total cost	$582,944
After giving effect to the above transaction and prior activity, the 2026 Annual Repurchase Program has approximately $0.4 million remaining under the authorization.
In addition, the Company has limited but ongoing authority to purchase shares of Class D Common Stock (in one or more transactions at any time there remain outstanding grants) under the 2026 Equity and Performance Incentive Plan (as defined below). This limited authority is used to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2026 Equity and Performance Incentive Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “stock vest tax repurchase”).

During the three and six months ended June 30, 2026, the Company executed stock vest tax repurchases of 145,513 shares of Class D Common Stock for approximately $0.7 million at an average price of $4.52, and 147,701 shares of Class D Common Stock for approximately $0.7 million at an average price of 4.54 per share, respectively.

During the three and six months ended June 30, 2025, the Company executed stock vest tax repurchases of 11,067 shares of Class D Common Stock for approximately $0.1 million at an average price of $6.40 per share and 39,444 shares of Class D Common Stock for approximately $0.3 million at an average price of $7.80 per share, respectively.
Stock Option and Restricted Stock Grant Plan

The 2026 and 2019 Equity and Performance Incentive Plans are equity performance incentive plans for stock options and restricted stock, each. Both Class A and Class D Common Stock are available for grant. The Company settles stock options, net of tax, upon exercise by issuing stock.

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

On June 11, 2026, the Company held its 2026 Annual Shareholder's meeting. At that meeting, the shareholders approved the 2026 Equity and Performance Incentive Plan ( the "2026 Incentive Plan"). The 2026 Incentive Plan is intended to be a successor to the Urban One, Inc. 2019 Second Amended and Restated Equity and Performance Incentive Plan. The 2019 Plan expires by its terms on April 10, 2029. As the 2026 Incentive Plan was approved and adopted, no further awards of any kind will be granted pursuant to the 2019 Equity Plan, although outstanding stock options and restricted stock awards under the 2019 Equity Plan will remain outstanding pursuant to the terms of that plan. Subject to the conditions outlined below, the total number of shares of Common Stock which may be issued pursuant to Awards granted under the 2026 Incentive Plan are 1,000,000 shares of Class A Common Stock and 1,000,000 shares of Class D Common Stock plus any shares not subject to outstanding awards under any prior plan as of the Effective Date and any shares subject to outstanding awards under any prior plan as of the Effective Date that, on or after the Effective Date, cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and nonforfeitable shares of Class A Common Stock or Class D Common Stock). There are 200,000 shares of Class A Common Stock and 300,000 shares of Class D Common Stock available under the 2019 Plan and, therefore, the total and aggregate number of shares subject to the 2026 Incentive Plan are 1,200,000 shares of Class A Common Stock and 1,300,000 shares of Class D Common Stock. As of June 30, 2026, the Company had 1,200,000 shares of Class A Common Stock and 1,131,326 shares of Class D Common Stock available to grant under the 2026 Incentive Plan.

Pursuant to the terms of the Company’s stock plans and subject to the Company’s insider trading policy, a portion of each recipient’s vested shares may be sold in the open market or repurchased by the Company for tax purposes on or about the vesting dates.

The requisite service period or vesting period for stock options and restricted stock awards is generally 1 year. Stock option grants generally expire 10 years from the grant date.

Stock-based compensation expense for the six months ended June 30, 2026 and 2025 was approximately $1.9 million and $1.3 million. The Company classifies the stock-based awards as liability when the obligation is based on a fixed monetary amount.

Restricted stock grants for Class A and Class D shares are included in the Company’s outstanding share numbers on the effective date of grant. As of June 30, 2026, approximately $0.2 million of total unrecognized compensation cost related to awards of restricted Class D Common Stock is expected to be recognized over a weighted-average period of 5.2 months. The unrecognized stock-based compensation costs for liability-classified awards is approximately $3.4 million, which is expected to be recognized over a 2.5 year period.

Activity relating to grants of restricted shares of Class D Common Stock for the six months ended June 30, 2026 and 2025 are summarized below:

	Shares(a)	Weighted-Average Fair Value at Grant Date(a)
Unvested at December 31, 2025	66,126	$7.99
Grants(b)	338,630	4.53
Vested(b)	(340,934)	4.66
Forfeited/cancelled/expired	—	—
Unvested at June 30, 2026	63,822	$7.44

(a) Adjusted retroactively for the Reverse Stock Split, refer to Note 2 - Summary of Significant Accounting Policies.
(b) Granted and vested shares include the settlement of stock-based compensation liability of $1.6 million for the six months ended June 30, 2026.
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
In the ordinary course of business, our reportable segments may enter into transactions with one another. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues and expenses recognized by the segment that is counterparty to the transaction are eliminated in consolidation and do not affect consolidated results.
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
Detailed segment data for the three and six months ended June 30, 2026 and 2025 is presented in the following table:

	Three Months Ended June 30, 2026
	(In thousands)
	Radio Broadcasting	Reach Media	Digital	Cable Television

NET REVENUE	$35,276	$4,754	$9,397	$37,121
Less:
Programming and technical	10,910	3,203	3,127	12,704
Sales and marketing	11,641	1,905	5,858	5,913
General and administrative	6,724	673	514	4,299
Add back:
Severance-related costs	51	—	10	—
Other costs	236	—	—	—
Segment Adjusted EBITDA	$6,288	$(1,027)	$(92)	$14,205

	Three Months Ended June 30, 2025
	(In thousands)
	Radio Broadcasting	Reach Media	Digital	Cable Television

NET REVENUE	$36,693	$5,315	$10,254	$40,070
Less:
Programming and technical	9,993	3,178	3,267	12,372
Sales and marketing	13,389	3,053	6,572	5,831
General and administrative	6,373	735	561	3,811
Segment Adjusted EBITDA	$6,938	$(1,651)	$(146)	$18,056

	Six Months Ended June 30, 2026
	(In thousands)
	Radio Broadcasting	Reach Media	Digital	Cable Television

NET REVENUE	$65,811	$9,614	$16,185	$73,154
Less:
Programming and technical	22,516	6,286	6,168	25,150
Sales and marketing	22,159	3,546	10,486	13,317
General and administrative	13,365	1,409	1,001	7,538
Add back:
Severance-related costs	99	72	16	—
Other costs	237	—	—	—
Segment Adjusted EBITDA	$8,107	$(1,555)	$(1,454)	$27,149

	Six Months Ended June 30, 2025
	(In thousands)
	Radio Broadcasting	Reach Media	Digital	Cable Television

NET REVENUE	$69,303	$11,168	$20,466	$84,263
Less:
Programming and technical	21,286	6,546	6,454	25,281
Sales and marketing	24,935	5,178	13,359	14,927
General and administrative	13,423	1,761	745	7,406
Add back/(deduct):
Severance-related costs	77	114	3	(1)
Other costs	50	1	1	—
Segment Adjusted EBITDA	$9,786	$(2,202)	$(88)	$36,648

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Segment Adjusted EBITDA to Loss before benefit from income taxes reconciliation
Segment Adjusted EBITDA	$19,374	$23,197	$32,247	$44,144
Less: Corporate/Eliminations/Other	(7,651)	(9,237)	(15,868)	(17,327)
Corporate costs(a)	856	362	1,215	1,109
Severance-related costs	85	—	219	—
Loss from ceased non-core business initiatives	—	107	—	466
Stock-based compensation	1,680	574	1,881	1,250
Depreciation and amortization	6,184	3,523	12,361	5,838
Impairment of goodwill, intangible assets and long-lived assets	14,157	130,078	14,157	136,521
Interest and investment income	—	(616)	(8)	(1,582)
Interest expense	2,070	9,704	6,477	20,628
Gain on sale of business	(4,671)	—	(4,671)	—
Gain on retirement of debt	—	(30,297)	(2,080)	(41,884)
Other expense (income), net	43	(124)	51	(316)
Loss before benefit from income taxes	$(8,681)	$(99,351)	$(13,223)	$(95,432)
(a) Corporate costs primarily include professional fees related to the material weakness remediation efforts as well as legal cost related to acquisition activities.

	Three Months Ended June 30,
	2026	2025

	(In thousands)
Capital expenditures:
Radio Broadcasting	$1,041	$590
Reach Media	77	8
Digital	295	380
Cable Television	20	—
All other - corporate/eliminations	314	240
Consolidated	$1,747	$1,218

	Six Months Ended June 30,
	2026	2025

	(In thousands)
Capital expenditures:
Radio Broadcasting	$3,928	$2,725
Reach Media	77	8
Digital	615	664
Cable Television	75	—
All other - corporate/eliminations	404	368
Consolidated	$5,099	$3,765

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
Royalty Agreements

Musical works rights holders, songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the American Society of Composers Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”). The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations (“PRO”), particularly ASCAP and BMI, and new entities, such as Global Music Rights Inc. (“GMR”), have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders. These licenses periodically come up for renewal and the outcome of these renewal negotiations could impact, and potentially increase, the Company’s music license fees. In addition, there is no guarantee that additional PROs will not emerge, which could impact, and in some circumstances increase, the Company’s royalty rates and negotiation costs.
As a participating member of the Radio Music Licensing Committee (“RMLC”), the Company is a party to a settlement reached with GMR on February 7, 2022. This agreement established a 4-year license running from April 1, 2022 to March 31, 2026. The license included an optional 3-year extended term that the Company has opted into with the agreement now running through March 31, 2029. On August 19, 2025, the RMLC announced that it had settled litigation with BMI and ASCAP concerning licensing arrangements and that the settlement has led to new license agreements for members organizations. Both agreements are retroactive to January 1, 2022, and run through December 31, 2029. Each of the new BMI and ASCAP licenses maintain the same percentage-of-revenue license fee structure of the prior licensing arrangements and continue to provide for broad coverage of over-the-air programming, as well as simulcast/website transmissions of podcasts/archived content. While the percentage rates in the new licensing arrangements are higher than the old rates, they are lower than the rates sought by each of BMI and ASCAP in the now-settled litigation.
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
Net revenue consists of gross revenue, net of local and national agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing.
The following table shows the percentage of unaudited condensed consolidated net revenue generated by each reporting segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Radio Broadcasting segment	41.1%	40.0%	40.3%	37.7%
Reach Media segment	5.5%	5.8%	5.9%	6.1%
Digital segment	11.0%	11.2%	9.9%	11.1%
Cable Television segment	43.3%	43.7%	44.8%	45.8%
All other - corporate/eliminations	(0.9)%	(0.7)%	(0.9)%	(0.7)%
The following table shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Percentage of core radio business generated from local advertising	61.2%	65.0%	62.3%	65.5%
Percentage of core radio business generated from national advertising, including network advertising	29.8%	28.4%	30.2%	29.0%
Percentage of core radio business generated from other revenue	9.0%	6.6%	7.5%	5.5%

The following table shows the sources of our net revenue for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change

	(In thousands)
Net revenue:
Radio advertising	$34,732	$38,627	$(3,895)	(10.1)%
Political advertising	1,243	254	989	*NM
Digital advertising	9,386	10,241	(855)	(8.3)
Cable Television advertising	20,773	22,977	(2,204)	(9.6)
Cable Television affiliate fees	16,286	17,061	(775)	(4.5)
Event revenues & other	3,337	2,471	866	35.0
Net revenue	$85,757	$91,631	$(5,874)	(6.4)%
*NM - Not meaningful

	Six Months Ended June 30,
	2026	2025	$ Change	% Change

	(In thousands)
Net revenue:
Radio advertising	$66,856	$74,844	$(7,988)	(10.7)%
Political advertising	2,143	404	1,739	*NM
Digital advertising	16,170	20,452	(4,282)	(20.9)
Cable Television advertising	39,868	48,402	(8,534)	(17.6)
Cable Television affiliate fees	33,163	35,778	(2,615)	(7.3)
Event revenues & other	5,208	3,986	1,222	30.7
Net revenue	$163,408	$183,866	$(20,458)	(11.1)%
*NM - Not meaningful
Reach Media primarily derives its revenue from the sale of advertising in connection with its syndicated radio shows, including the Rickey Smiley Morning Show and the DL Hughley Show. Reach Media also operates www.BlackAmericaWeb.com, an African-American targeted news and entertainment website, in addition to providing various other event-related activities.
Within our Digital segment, Interactive One generates the majority of the Company’s digital revenue. Our digital revenue is principally derived from advertising services on non-radio station branded, but Company-owned websites. The segment also includes the digital components of the Company’s other reportable segments. Advertising services include the sale of banner and sponsorship advertisements. As the Company runs its advertising campaigns, the customer simultaneously receives benefits as impressions are delivered, and revenue is recognized. The amount of revenue recognized each month is based on the number of impressions delivered multiplied by the effective per impression unit price and is equal to the net amount receivable from the customer.
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

URBAN ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS
The following table summarizes our historical unaudited condensed consolidated results of operations:
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	Three Months Ended June 30,
	2026	2025	Change

	(In thousands)

Net revenue	$85,757	$91,631	$(5,874)	(6.4)%
Operating expenses:
Programming and technical, excluding stock-based compensation	29,774	28,647	1,127	3.9%
Selling, general and administrative, excluding stock-based compensation	45,201	49,493	(4,292)	(8.7)%
Stock-based compensation	1,680	574	1,106	*NM
Depreciation and amortization	6,184	3,523	2,661	75.5%
Impairment of goodwill, intangible assets and long-lived assets	14,157	130,078	(115,921)	(89.1)%
Total operating expenses	96,996	212,315	(115,319)	(54.3)%
Operating loss	(11,239)	(120,684)	109,445	(90.7)%
Interest and investment income	—	616	(616)	(100.0)%
Interest expense	(2,070)	(9,704)	7,634	(78.7)%
Gain on sale of business	4,671	—	4,671	100.0%
Gain on retirement of debt	—	30,297	(30,297)	(100.0)%
Other (expense) income, net	(43)	124	(167)	*NM
Loss before benefit from income taxes	(8,681)	(99,351)	90,670	(91.3)%
Benefit from income taxes	1,703	21,382	(19,679)	(92.0)%
Net loss	(6,978)	(77,969)	70,991	(91.1)%
Net income (loss) attributable to non-controlling interests	95	(67)	162	*NM
Net loss attributable to common stockholders	$(7,073)	$(77,902)	$70,829	(90.9)%
*NM - Not meaningful

Net Revenue

Three Months Ended June 30,		Change
2026	2025
$85,757	$91,631	$(5,874)	(6.4)%
During the three months ended June 30, 2026, we recognized approximately $85.8 million in net revenue compared to approximately $91.6 million during the three months ended June 30, 2025. These amounts are net of agency commissions. We recognized approximately $35.3 million of revenue from our Radio Broadcasting segment during the three months ended June 30, 2026, compared to approximately $36.7 million during the three months ended June 30, 2025, a decrease of approximately $1.4 million. This decrease was primarily driven by weaker overall market demand from the national and local advertisers. We recognized approximately $4.8 million of revenue from our Reach Media segment during the three months ended June 30, 2026, compared to approximately $5.3 million for the three months ended June 30, 2025, a decrease of approximately $0.5 million. This decrease was primarily driven by a decrease in syndicated revenue. We recognized approximately $9.4 million of revenue from our Digital segment during the three months ended June 30, 2026, compared to approximately $10.3 million for the three months ended June 30, 2025, a decrease of approximately $0.9 million. This decrease was primarily driven by the decrease in direct revenue streams, reflecting reduced advertising spend, diversity, equity and inclusion-focused campaigns. We recognized approximately $37.1 million of revenue from our Cable Television segment during the three months ended June 30, 2026, compared to approximately $40.1 million for the three months ended June 30, 2025, a decrease of approximately $3.0 million. This decrease was primarily driven by the churn of subscribers and lower advertising sales.
Operating Expenses
Programming And Technical, Excluding Stock-based Compensation

Three Months Ended June 30,		Change
2026	2025
$29,774	$28,647	$1,127	3.9%
Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution, and broadcast of programming content on our radio stations. Programming and technical expenses for the Radio Broadcasting segment also include expenses associated with our programming research activities and music royalties. For our Digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our Cable Television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. Programming and technical expenses were approximately $29.8 million for the three months ended June 30, 2026, compared to approximately $28.6 million for the three months ended June 30, 2025, respectively. The approximately $1.2 million increase is primarily due to higher royalty expenses in our Radio Broadcasting Segment.

Selling, General And Administrative, Excluding Stock-based Compensation

Three Months Ended June 30,		Change
2026	2025
$45,201	$49,493	$(4,292)	(8.7)%
Selling, general and administrative expenses include expenses associated with our sales departments, offices, corporate headquarters and facilities, marketing and promotional expenses, special events and sponsorships, and back-office expenses. Expenses associated with securing ratings data for our radio stations and visitors’ data for our websites, personnel, and other corporate overhead functions are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the Radio Broadcasting segment and Digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our Digital segment. Selling, general and administrative expenses were approximately $45.2 million for the three months ended June 30, 2026, compared to approximately $49.5 million for the three months ended June 30, 2025, a decrease of approximately $4.3 million. Expenses in our Digital segment decreased by approximately $0.8 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to a decrease in traffic acquisition costs due to lower revenue. Expenses in our Cable segment increased by approximately $0.6 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to the increase in executive compensation. Expenses in our Radio Broadcasting segment decreased approximately $1.4 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to lower bad debt reserve. Expenses in our Reach Media segment decreased approximately $1.2 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to lower bad debt reserve and lower affiliate station compensation expense. Expenses in corporate decreased approximately $1.5 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to lower professional service fees.
Stock-based compensation

Three Months Ended June 30,		Change
2026	2025
$1,680	$574	$1,106	192.7%
Stock-based compensation expense was approximately $1.7 million for the six months ended June 30, 2026, compared to approximately $0.6 million for the six months ended June 30, 2025, an increase of approximately $1.1 million. The increase in stock-based compensation was primarily due to stock awards for executive officers.
Depreciation And Amortization

Three Months Ended June 30,		Change
2026	2025
$6,184	$3,523	$2,661	75.5%
Depreciation and amortization expense was approximately $6.2 million for the three months ended June 30, 2026, compared to approximately $3.5 million for the three months ended June 30, 2025, an increase of approximately $2.7 million. This increase is primarily driven by the Radio Broadcasting licenses amortization, which began in June 2025.

Impairment Of Goodwill, Intangible Assets And Long-Lived Assets

Three Months Ended June 30,		Change
2026	2025
$14,157	$130,078	$(115,921)	(89.1)%
Impairment of goodwill, intangible assets and long-lived assets was approximately $14.2 million during the three months ended June 30, 2026 compared to $130.1 million during the three months ended June 30, 2025. The Company recorded an impairment charge of $13.9 million related to the Reach Media reporting unit and $0.3 million related to the long-lived asset group in Reach Media during the three months ended June 30, 2026, compared to an impairment charge of approximately $130.1 million related to Radio FCC license impairment for the three months ended June 30, 2025. See Note 8 - Goodwill, Net and Intangible Assets, Net of the Company’s unaudited condensed consolidated financial statements for further discussion.
Interest Expense

Three Months Ended June 30,		Change
2026	2025
$(2,070)	$(9,704)	$7,634	(78.7)%
Interest expense was approximately $2.1 million for the three months ended June 30, 2026, compared to approximately $9.7 million for the three months ended June 30, 2025, a decrease of approximately $7.6 million. This decrease was due to lower overall debt balances outstanding as well as lower effective interest rates. See Note 9 - Debt of the Company’s unaudited condensed consolidated financial statements for further discussion.
Gain On Sale Of Business

Three Months Ended June 30,		Change
2026	2025
$4,671	$—	$4,671	100.0%
In March 2026, the Company entered into agreements to sell its WMXG and WLNK-FM radio broadcasting licenses in Charlotte, North Carolina along with the associated station assets from the Radio Broadcasting segment to unrelated third parties The Company completed both sales on June 1, 2026 and recognized a gain of $4.7 million, which is included in Gain On Sale Of Business in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2026. Refer to Note 7 - Dispositions and Acquisitions.
Gain On Retirement Of Debt

Three Months Ended June 30,		Change
2026	2025
$—	$30,297	$(30,297)	(100.0)%
During the three months ended June 30, 2025, the Company repurchased approximately $64.0 million of its 2028 Notes at an average price of approximately 51.8% of par, resulting in a net gain on retirement of debt of approximately $30.3 million.

Benefit From Income Taxes

Three Months Ended June 30,		Change
2026	2025
$1,703	$21,382	$(19,679)	(92.0)%
For the three months ended June 30, 2026, we recorded a benefit from income taxes of approximately $1.7 million resulting in an actual effective tax rate of 19.6%. For the three months ended June 30, 2025, we recorded a benefit from income taxes of approximately $21.4 million resulting in an actual effective tax rate of 21.5%, which includes $6.4 million of discrete tax expense primarily related to the impact of the change of accounting estimate for radio broadcasting licenses that impacted our valuation allowance.
The following table summarizes our historical unaudited condensed consolidated results of operations:
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended June 30,
	2026	2025	Change

	(In thousands)

Statements of Operations:
Net revenue	$163,408	$183,866	$(20,458)	(11.1)%
Operating expenses:
Programming and technical, excluding stock-based compensation	59,779	59,245	534	0.9%
Selling, general and administrative, excluding stock-based compensation	88,684	99,598	(10,914)	(11.0)%
Stock-based compensation	1,881	1,250	631	50.5%
Depreciation and amortization	12,361	5,838	6,523	*NM
Impairment of goodwill, intangible assets and long-lived assets	14,157	136,521	(122,364)	(89.6)%
Total operating expenses	176,862	302,452	(125,590)	(41.5)%
Operating loss	(13,454)	(118,586)	105,132	(88.7)%
Interest and investment income	8	1,582	(1,574)	(99.5)%
Interest expense	(6,477)	(20,628)	14,151	(68.6)%
Gain on sale of business	4,671	—	4,671	100.0%
Gain on retirement of debt	2,080	41,884	(39,804)	(95.0)%
Other (expense) income, net	(51)	316	(367)	*NM
Loss before benefit from income taxes	(13,223)	(95,432)	82,209	(86.1)%
Benefit from income taxes	3,144	5,724	(2,580)	(45.1)%
Net loss	(10,079)	(89,708)	79,629	(88.8)%
Net income (loss) attributable to non-controlling interests	73	(64)	137	*NM
Net loss attributable to common stockholders	$(10,152)	$(89,644)	$79,492	(88.7)%

Net Revenue

Six Months Ended June 30,		Change
2026	2025
$163,408	$183,866	$(20,458)	(11.1)%
During the six months ended June 30, 2026, we recognized approximately $163.4 million in net revenue compared to approximately $183.9 million during the six months ended June 30, 2025. These amounts are net of agency commissions. We recognized approximately $65.8 million of revenue from our Radio Broadcasting segment during the six months ended June 30, 2026, compared to approximately $69.3 million during the six months ended June 30, 2025, a decrease of approximately $3.5 million. This decrease was primarily driven by weaker overall market demand from the national and local advertisers. We recognized approximately $9.6 million of revenue from our Reach Media segment during the six months ended June 30, 2026, compared to approximately $11.2 million for the six months ended June 30, 2025, a decrease of approximately $1.6 million. The decrease was primarily driven by the decrease in overall demand and attrition of advertisers. We recognized approximately $16.2 million of revenue from our Digital segment during the six months ended June 30, 2026, compared to approximately $20.5 million for the six months ended June 30, 2025, a decrease of approximately $4.3 million. This decrease was primarily driven by the decrease in direct revenue streams, reflecting reduced advertising spend from political campaigns, diversity, equity and inclusion-focused campaigns. We recognized approximately $73.2 million of revenue from our Cable Television segment during the six months ended June 30, 2026, compared to approximately $84.3 million for the six months ended June 30, 2025, a decrease of approximately $11.1 million. The decrease was primarily driven by a decrease in audience viewership affecting advertising sales and the continued churn in subscribers.
Operating Expenses
Programming and technical, excluding stock-based compensation

Six Months Ended June 30,		Change
2026	2025
$59,779	$59,245	$534	0.9%
Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution, and broadcast of programming content on our radio stations. Programming and technical expenses for the Radio Broadcasting segment also include expenses associated with our programming research activities and music royalties. For our Digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our Cable Television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. Programming and technical expenses were approximately $59.8 million for the six months ended June 30, 2026, compared to approximately $59.2 million for the six months ended June 30, 2025, an increase of approximately $0.5 million. Expenses in our Cable Television segment for the six months ended June 30, 2026, decreased approximately $0.1 million compared to the six months ended June 30, 2025 which is relatively flat. Expenses in our Reach Media segment for the six months ended June 30, 2026, decreased approximately $0.3 million compared to the six months ended June 30, 2025. The decrease was primarily driven by lower talent and contract labor expense. Expenses in our Radio Broadcasting segment for the six months ended June 30, 2026, increased approximately $1.2 million, compared to the six months ended June 30, 2025. This increase was primarily driven by the royalty expense.

Selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Change
2026	2025
$88,684	$99,598	$(10,914)	(11.0)%
Selling, general and administrative expenses include expenses associated with our sales departments, offices, facilities, and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back-office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the Radio Broadcasting segment and Digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Selling, general and administrative expenses were approximately $88.7 million for the six months ended June 30, 2026, compared to approximately $99.6 million for the six months ended June 30, 2025, a decrease of approximately $10.9 million. Expenses in our Radio Broadcasting segment decreased approximately $2.8 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to lower bad debt expense and lower payroll related expenses driven by overall lower revenue. Expenses in our Reach Media segment decreased approximately $2.0 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to lower affiliate station costs and bad debt expense. Expenses in our Digital segment decreased by approximately $2.6 million for the six months ended June 30, 2026, compared to six months ended June 30, 2025, primarily due to a decrease in traffic acquisition costs due to lower revenue and lower bad debt expense. Expenses in our Cable Television segment decreased approximately $1.5 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to favorable timing of certain campaigns and lower contract costs offset by increased bonus and traffic acquisition costs.
Stock-based compensation

Six Months Ended June 30,		Change
2026	2025
$1,881	$1,250	$631	50.5%
Stock-based compensation expense was approximately $1.9 million for the six months ended June 30, 2026, compared to approximately $1.3 million for the six months ended June 30, 2025, an increase of approximately $0.6 million. The increase in stock-based compensation was primarily due to stock awards for executive officers.
Depreciation and amortization

Six Months Ended June 30,		Change
2026	2025
$12,361	$5,838	$6,523	111.7%
Depreciation and amortization expense was approximately $12.4 million for the six months ended June 30, 2026, compared to approximately $5.8 million for the six months ended June 30, 2025, an increase of approximately $6.5 million. This increase is primarily driven by the Radio Broadcasting licenses amortization, which began in June 2025.

Impairment Of Goodwill, Intangible Assets And Long-Lived Assets

Six Months Ended June 30,		Change
2026	2025
$14,157	$136,521	$(122,364)	(89.6)%
Impairment of goodwill, intangible assets and long-lived assets was approximately $14.2 million during the six months ended June 30, 2026, compared to approximately $136.5 million for the six months ended June 30, 2025. The Company recorded an impairment charge of $13.9 million related to the Reach Media reporting unit and $0.3 million related to the long-lived asset group in Reach Media for the six months ended June 30, 2026, compared to an impairment charge of approximately $136.5 million related to Radio FCC license impairment for the six months ended June 30, 2025. See Note 8 - Goodwill, Net and Intangible Assets, Net of the Company’s unaudited condensed consolidated financial statements for further discussion.
Interest Expense

Six Months Ended June 30,		Change
2026	2025
$(6,477)	$(20,628)	$14,151	(68.6)%
Interest expense was approximately $6.5 million for the six months ended June 30, 2026, compared to approximately $20.6 million for the six months ended June 30, 2025, a decrease of approximately $14.2 million. The decrease was due to lower overall debt balances outstanding and the lower effective interest rates during the six months ended June 30, 2026. See Note 9 - Debt of the Company’s unaudited condensed consolidated financial statements for further discussion.
Gain On Sale Of Business

Six Months Ended June 30,		Change
2026	2025
$4,671	$—	$4,671	100.0%
In March 2026, the Company entered into agreements to sell its WMXG and WLNK-FM radio broadcasting licenses in Charlotte, North Carolina along with the associated station assets from the Radio Broadcasting segment to unrelated third parties. The Company completed both sales on June 1, 2026 and recognized a gain of $4.7 million, which is included in Gain On Sale Of Business in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2026. Refer to Note 7 - Dispositions and Acquisitions.
Gain On Retirement Of Debt

Six Months Ended June 30,		Change
2026	2025
$2,080	$41,884	$(39,804)	(95.0)%
There was approximately a $2.1 million gain on retirement of debt for the six months ended June 30, 2026, compared to approximately $41.9 million for the six months ended June 30, 2025.
During the six months ended June 30, 2026, the Company repurchased approximately $4.3 million of its 2028 Notes at a weighted average price of approximately 51.0% of par, resulting in a net gain on retirement of debt of approximately $2.1 million. During the six months ended June 30, 2025, the Company repurchased approximately $92.2 million of its 2028 Notes at an average price of approximately 53.7% of par, resulting in a net gain on retirement of debt of approximately $41.9 million.

Benefit From Income Taxes

Six Months Ended June 30,		Change
2026	2025
$3,144	$5,724	$(2,580)	(45.1)%
For the six months ended June 30, 2026, we recorded a benefit from income taxes of approximately $3.1 million resulting in an actual effective tax rate of 23.8%. For the six months ended June 30, 2025, we recorded a benefit from income taxes of approximately $5.7 million resulting in an actual effective tax rate of 6.0%. This rate includes approximately $14.6 million of discrete tax expense related to valuation allowance for net operating losses, and approximately $6.6 million of discrete tax expense related to the impact of the change of accounting estimate for radio broadcasting licenses.
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

Broadcast and digital operating income was approximately $22.2 million for the three months ended June 30, 2026, compared to approximately $25.7 million for the three months ended June 30, 2025, a decrease of approximately $3.5 million or 13.7%. This decrease was primarily due to lower broadcast and digital operating income at our Radio Broadcasting and Cable Television segments and lower broadcast and digital operating loss at our Reach Media segment. Broadcast and digital operating loss at our Digital segment remained flat during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Our Radio Broadcasting segment generated approximately $6.0 million of broadcast and digital operating income during the three months ended June 30, 2026, compared to approximately $6.9 million during the three months ended June 30, 2025, primarily due to lower revenues. Our Cable Television segment generated approximately $16.7 million of broadcast and digital operating income during the three months ended June 30, 2026, compared to approximately $19.8 million during the three months ended June 30, 2025. The decrease in our Cable Television segment’s broadcast and digital operating income was primarily due to lower revenues. Reach Media segment generated broadcast and digital operating loss of approximately $0.4 million of during the three months ended June 30, 2026, compared to approximately $0.9 million during the three months ended June 30, 2025, primarily due to lower expenses.
Broadcast and digital operating income was approximately $37.0 million for the six months ended June 30, 2026, compared to approximately $48.7 million for the six months ended June 30, 2025, a decrease of approximately $11.7 million or 24.0%.The decrease was primarily due to lower broadcast and digital operating income at our Radio Broadcasting and Cable Television segments, higher broadcast and digital operating loss at our Digital segment, and lower broadcast and digital operating loss at our Reach Media segment. Our Digital segment generated broadcast and digital operating loss of approximately $1.5 million during the six months ended June 30, 2026, compared to approximately $0.1 million during the six months ended June 30, 2025, primarily due to lower revenue offset by lower operating expenses. Reach Media generated broadcast and digital operating loss of approximately $0.3 million during the six months ended June 30, 2026, compared to approximately $0.7 million during the six months ended June 30, 2025, primarily due to lower revenue offset by lower operating expenses. Cable Television generated approximately $31.1 million of broadcast and digital operating income during the six months ended June 30, 2026, compared to approximately $39.8 million during the six months ended June 30, 2025. The decrease in the Cable Television segment’s broadcast and digital operating income was primarily from lower revenue offset by lower operating expenses. Our Radio Broadcasting segment generated approximately $7.8 million of broadcast and digital operating income during the six months ended June 30, 2026, compared to approximately $9.7 million during the six months ended June 30, 2025, primarily due to lower revenue offset by lower operating expenses.
(c)Adjusted EBITDA: Adjusted EBITDA consists of net (loss) income plus (1) depreciation and amortization, income taxes, interest expense, net income attributable to non-controlling interests, impairment of goodwill, intangible assets and long-lived assets, stock-based compensation, gain on sale of business, (gain) loss on retirement of debt, corporate costs, non-recurring litigation settlement costs, non-recurring debt refinancing costs, severance-related costs, investment income, loss from ceased non-core business initiatives less (2) other income, net and interest and investment income. Net (loss) income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under GAAP. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant measure used by our management to evaluate the operating performance of our business. Accordingly, based on the previous description of Adjusted EBITDA, we believe that it provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and goodwill and intangible assets, or capital structure. Adjusted EBITDA is frequently used as one of the measures for comparing businesses in the broadcasting industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including, but not limited to the fact that our definition includes the results of all four of our operating segments (Radio Broadcasting, Reach Media, Digital, and Cable Television). Business activities unrelated to these four segments are included in an “all other” category which the Company refers to as “All other - corporate/eliminations.” Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as alternatives to those measurements as an indicator of our performance.

Summary Of Performance
The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)

Net revenue	$85,757	$91,631	$163,408	$183,866
Broadcast and digital operating income margin	22,152	25,664	37,016	48,680
Adjusted EBITDA	11,723	13,960	16,379	26,817
Net loss attributable to common stockholders	(7,073)	(77,902)	(10,152)	(89,644)
The reconciliation of net loss attributable to common stockholders to Broadcast and digital operating income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)

Net loss attributable to common stockholders	$(7,073)	$(77,902)	$(10,152)	$(89,644)
Add back/(deduct) certain non-broadcast and digital operating income items included in net loss:
Interest and investment income	—	(616)	(8)	(1,582)
Interest expense	2,070	9,704	6,477	20,628
Benefit from income taxes	(1,703)	(21,382)	(3,144)	(5,724)
Corporate selling, general and administrative, excluding stock-based compensation (a)	11,370	12,173	22,071	23,657
Stock-based compensation	1,680	574	1,881	1,250
Gain on sale of business	(4,671)	—	(4,671)	—
Gain on retirement of debt	—	(30,297)	(2,080)	(41,884)
Other expense (income), net	43	(124)	51	(316)
Depreciation and amortization	6,184	3,523	12,361	5,838
Net income (loss) income attributable to non-controlling interests	95	(67)	73	(64)
Impairment of goodwill, intangible assets and long-lived assets	14,157	130,078	14,157	136,521
Broadcast and digital operating income	$22,152	$25,664	$37,016	$48,680
(a) Corporate selling, general and administrative expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions.

The reconciliation of net loss attributable to common stockholders to Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)

Net loss attributable to common stockholders	$(7,073)	$(77,902)	$(10,152)	$(89,644)
Add back/(deduct) certain Adjusted EBITDA items included in net loss:
Interest and investment income	—	(616)	(8)	(1,582)
Interest expense	2,070	9,704	6,477	20,628
Benefit from income taxes	(1,703)	(21,382)	(3,144)	(5,724)
Depreciation and amortization	6,184	3,523	12,361	5,838
EBITDA	$(522)	$(86,673)	$5,534	$(70,484)
Stock-based compensation	1,680	574	1,881	1,250
Gain on sale of business	(4,671)	—	(4,671)	—
Gain on retirement of debt	—	(30,297)	(2,080)	(41,884)
Other expense (income), net	43	(124)	51	(316)
Net income (loss) income attributable to non-controlling interests	95	(67)	73	(64)
Corporate costs(a)	856	362	1,215	1,109
Severance-related costs	85	—	219	219
Impairment of goodwill, intangible assets and long-lived assets	14,157	130,078	14,157	136,521
Loss from ceased non-core business initiatives	—	107	—	466
Adjusted EBITDA	$11,723	$13,960	$16,379	$26,817
(a) Corporate costs primarily include professional fees related to the material weakness remediation efforts as well as legal cost related to acquisition activities.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our asset-backed credit facility. Our cash, cash equivalents and restricted cash balance was approximately $16.2 million as of June 30, 2026. As of June 30, 2026, there were $20.0 million borrowings outstanding on the Current ABL Facility (as defined below) which has $75.0 million in overall capacity.
The Company regularly considers the impact of macroeconomic conditions on our business. Uncertainty in the macroeconomic environment with newly implemented tariffs, continued increases in inflation and interest rates, along with banking volatility, may have an adverse effect on our revenues.
From time to time, the Company may repurchase its outstanding debt and/or equity securities in open market purchases. Under open authorizations, repurchases of our outstanding debt and/or equity securities may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Repurchased debt and equity securities are retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s outstanding debt and/or equity securities and other factors, and subject to restrictions under the Company's indentures, credit agreement and applicable law. All repurchase amounts reflected in this quarterly report (both the number of shares repurchased and repurchase prices) are reflective of the reverse stock split effective January 22, 2026.

On June 18, 2026, the Company held its 2026 Annual Shareholder's meeting. At that meeting, the shareholders approved the 2026 Equity and Performance Incentive Plan ( the "2026 Incentive Plan"). The 2026 Incentive Plan is intended to be a successor to the Urban One, Inc. 2019 Second Amended and Restated Equity and Performance Incentive Plan. The 2019 Plan expires by its terms on April 10, 2029. As the 2026 Incentive Plan was approved and adopted, no further awards of any kind will be granted pursuant to the 2019 Equity Plan, although outstanding stock options and restricted stock awards under the 2019 Equity Plan will remain outstanding pursuant to the terms of that plan. Subject to the conditions outlined below, the total number of shares of Common Stock which may be issued pursuant to Awards granted under the 2026 Incentive Plan are 1,000,000 shares of Class A Common Stock and 1,000,000 shares of Class D Common Stock plus any shares not subject to outstanding awards under any prior plan as of the Effective Date and any shares subject to outstanding awards under any prior plan as of the Effective Date that, on or after the Effective Date, cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and nonforfeitable shares of Class A Common Stock or Class D Common Stock). There were 200,000 shares of Class A Common Stock and 300,000 shares of Class D Common Stock available under the 2019 Plan at the time of adoption of the 2026 Incentive Plan and, therefore, the total and aggregate number of shares subject to the 2026 Incentive Plan are 1,200,000 shares of Class A Common Stock and 1,300,000 shares of Class D Common Stock. As of June 30, 2026, the Company had 1,200,000 shares of Class A Common Stock and 1,131,326 shares of Class D Common Stock available to grant under the 2026 Incentive Plan after taking into account available shares rolled into the 2026 Incentive Plan from the 2019 Equity Plan.
On June 10, 2024, after exhaustion of the earlier programs except the Stock Grant Authorization, the Company’s Board of Directors approved a share repurchase authorization to repurchase up to $20.0 million of the Company's outstanding Class A and/or Class D Common Stock (collectively, the “Stock Repurchase Program”). The 2024 Stock Repurchase Program has been cancelled in connection with our debt refinancing in December 2025.
During the six months ended June 30, 2025, the Company repurchased 67,529 shares of Class A Common Stock under the 2024 Stock Repurchase Program of approximately $1.0 million at an average price of $15.30 per share. During the six months ended June 30, 2025, the Company repurchased 40,520 shares of Class D Common Stock for approximately $0.3 million at an average price of $7.00 per share.
On June 17, 2026, the Company’s Board of Directors approved an employee share repurchase program to repurchase up to $1.0 million of the Company's outstanding Class A and/or Class D Common Stock during any single calendar year with unused amounts carrying over into subsequent years up to a maximum of $1.0 million in any single calendar year (collectively, the “2026 Annual Repurchase Program”). The Annual Repurchase Program is executed in strict compliance with the terms, conditions, and restrictive covenants set forth in the Indenture as noted in Note 9 - Debt, as well as all applicable federal and state securities laws and regulations. During the six months ended June 30, 2026, the Company repurchased 129,543 shares of Class D Common Stock at an average price of $4.50 per share for $0.6 million.

After giving effect to the above transaction and prior activity, the 2026 Annual Repurchase Program has approximately $0.4 million remaining under the authorization.

In addition, the Company has limited but ongoing authority to purchase shares of Class D Common Stock (in one or more transactions at any time there remain outstanding grants) under the 2026 and 2019 Equity and Performance Incentive Plans (as defined below). This limited authority is used to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2026 or 2019 Equity and Performance Incentive Plans, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “stock vest tax repurchase”).

During the three and six months ended June 30, 2026, the Company executed stock vest tax repurchases of 145,513 shares of Class D Common Stock for approximately $0.7 million at an average price of $4.52, and 147,701 shares of Class D Common Stock for approximately $0.7 million at an average price of $4.54 per share, respectively.

During the three and six months ended June 30, 2025 the Company executed stock vest tax repurchases of 11,067 shares of Class D Common Stock for approximately $0.1 million at an average price of $6.40 per share and 39,444 shares of Class D Common Stock for approximately $0.3 million at an average price of $7.80 per share, respectively.

Long-term Debt
During the three months ended March 31, 2026, the Company repurchased approximately $4.3 million of its 2028 Notes at a weighted average price of approximately 51.0% of par, resulting in a net gain on retirement of debt of approximately $2.1 million, included in the unaudited condensed consolidated statement of operations, and an outstanding balance of approximately $7.5 million as of June 30, 2026.
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
During the three months ended March 31, 2026, the Company repurchased approximately $32.4 million of its 2031 Second Lien Notes at a weighted average price of approximately 40.7% of par. During the three months ended June 30, 2026, the Company repurchased approximately $23.5 million of its 2031 Second Lien Notes at a weighted average price of approximately 42.0% of par.
As the 2031 Second Lien Notes are accounted under Accounting Standards Codification No. 470-60, Troubled Debt Restructurings by Debtors, no gain was recorded. Instead, the Company recorded additional premiums of $19.3 and $13.6 million during the three months ended March 31, 2026, and June 30, 2026, respectively, which is included in long-term debt, net on the Company's condensed consolidated balance sheets.
Asset-Backed Line of Credit
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
On December 18, 2025, the Company drew $10.0 million on the Current ABL Facility, which was repaid in the first quarter of 2026. In March 2026, the Company drew another $10.0 million on the Current ABL Facility with a six-month maturity at an interest rate of approximately 6.09%. The Company further made two separate draws of $5.0 million each for a total of $10.0 million in the second quarter of 2026, payable at an interest rate of approximately 6.75% and 6.01%. After giving effect to the outstanding $20.0 million drawdown and adjustments to account for the Borrowing Base, the Company's borrowing capacity was approximately $26.1 million as of June 30, 2026.
The Company further made an additional draw of $7.0 million in the third quarter of 2026, payable at an interest rate of approximately 6.12%. The Company repaid the May 2026 draw of $5.0 million on August 2, 2026. After giving effect to the additional draw of $7.0 million, the $5.0 million repayment, and adjustments to account for the Borrowing Base, the Company's borrowing capacity was approximately $24.1 million.

The following table provides a summary of our statements of cash flows for the six months ended June 30, 2026, and 2025, respectively:

	Six Months Ended June 30,
	2026	2025

	(In thousands)
Net cash flows provided by operating activities	$14,771	$8,290
Net cash flows used in by investing activities	$(3,474)	$(4,215)
Net cash flows used in financing activities	$(21,453)	$(55,432)
Net cash flows provided by operating activities were approximately $14.8 million and $8.3 million for the six months ended June 30, 2026, and 2025, respectively. Net cash flow from operating activities for the six months ended June 30, 2026 increased primarily due to the lower spent in accounts payable, content assets and payables, offset by lower accounts receivable balance.
Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements.
Net cash flows used in investing activities were approximately $3.5 million and $4.2 million for the six months ended June 30, 2026, and 2025, respectively. Net cash flows used in investing activities decreased from the prior year primarily due to the cash received from the disposition of radio station KZMJ from the Radio Broadcasting segment to Fuzion Dallas, LLC, offset by the escrow deposit related to the Service Broadcasting Group, LLC acquisition described in Note 7 - Dispositions and Acquisitions and higher capital expenditures.
Net cash flows used in financing activities were approximately $21.5 million and $55.4 million for the six months ended June 30, 2026, and 2025, respectively. The change was primarily driven by the debt repurchase activity of the 2031 Second Lien Notes and 2028 Notes as described in Note 9 - Debt and a net cash inflow of $10.0 million from the Current ABL Facility.
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
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are described in our Form 10-K for the year ended December 31, 2025, under the heading Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes in our critical accounting estimates from those presented in our Form 10-K, other than the impairment of goodwill of the Reach Media reporting unit (see further discussion below).

Reach Media Reporting Unit
In May 2026, due to the additional decline in revenue, further decrease in forecasted revenue and operating profit margin brought on by declining industry and macro-economic conditions created a triggering event indicating the fair value of the Reach Media reporting unit was more likely than not to be less than its carrying value. As a result, the Company performed an interim quantitative impairment assessment for the Reach Media reporting unit to determine whether it was impaired. The Company estimated the fair value of the reporting unit by utilizing a discounted cash flow model. The key assumptions used in the discounted cash flow model for goodwill include projected revenues, operating profit margins, terminal rate and discount rate. Based on this assessment, the Company recognized impairment losses of approximately $13.9 million, to reduce the carrying value of the Reach Media goodwill balances for the three and six months ended June 30, 2026, included in impairment of goodwill, intangible assets and long-lived assets, on the unaudited condensed consolidated statement of operations.
In addition, the Company recorded a $0.3 million impairment charge related to the long-lived assets of Reach Media as the assets of the long-lived asset group were not deemed recoverable as of May 31, 2026.
Below are the key assumptions used in the income approach model for estimating the fair value of the Reach Media reporting unit in the most recent interim impairment assessment performed as of May 31, 2026.

Goodwill (Reach Media Reporting Unit)	As of May 31, 2026
Discount rate	11.5%
Projected revenues assumption rate range	(11.4)% - 0.1%
Operating profit margins range	(5.7)% - 5.0%
See Note 8 – Goodwill, Net and Intangible Assets, Net, of our consolidated financial statements for further discussion.
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
Indebtedness
As of June 30, 2026, we had approximately $235.1 million of our 2031 Second Lien Notes, $60.6 million of our 2030 First Lien Notes and $7.5 million of our 2028 Notes outstanding within our corporate structure. In addition, the Company entered into an amended and restated ABL facility (the “Current ABL Facility”) as a part of the 2025 Refinancing pursuant to an Amended and Restated Credit Agreement. The ABL Credit Facility provides for, among other things, commitments in the aggregate principal amount of up to $75 million (subject to determination with reference to the “Borrowing Base”, as defined in the Current ABL Credit Facility), with incremental capacity to incur an additional principal amount of up to $25.0 million. As of June 30, 2026, there were $20.0 million borrowings outstanding on the Current ABL Facility. After giving effect to the outstanding $20.0 million drawdown and adjustments to account for the Borrowing Base, the Company's borrowing capacity was approximately $26.1 million as of June 30, 2026. See Note 9 - Debt of our condensed consolidated financial statements.

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
Reach Media Non-controlling Interest
Beginning on January 1, 2018, the non-controlling interest shareholders of Reach Media have had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”). This annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D Common Stock of Urban One, at the discretion of Urban One. On February 14, 2025, certain non-controlling interest shareholders of Reach Media exercised their annual Put Right for approximately $3.2 million, increasing the Company’s interest in Reach Media to approximately 94.6% and decreasing the interest of the non-controlling interest shareholders from approximately 10% to approximately 5.4%. On January 13, 2026, the last of the non-controlling interest shareholders of Reach Media exercised their annual right to require Reach Media to purchase the remaining portion of their shares at the current fair market value for such shares (the “Put Right”). On February 25, 2026, Reach Media closed on the Put Interest increasing the Company’s interest in Reach Media to 100%. Reach Media paid the last of the non-controlling interest shareholders approximately $1.3 million for the 5.4% interest.

Contractual Obligations Schedule
The following table represents our scheduled contractual obligations as of June 30, 2026:

	Payments Due by Period

Contractual Obligations	Remainder of 2026	2027	2028	2029	2030	2031 and Beyond	Total

10.500% First Lien Senior Secured Notes(1)	$3,182	$6,363	$6,363	$6,363	$63,782	$—	$86,052
7.625% Second Lien Secured Notes(1)	8,964	17,927	17,927	17,927	17,927	244,077	324,750
Current ABL facility(2)	20,378	—	—	—	—	—	20,378
7.375% Subordinated Notes(3)	277	554	7,793	—	—	—	8,625
Remaining acquisition purchase price(4)	18,700	—	—	—	—	—	18,700
Other operating contracts/agreements(5)	45,413	40,424	31,918	7,962	4,711	4,673	135,101
Operating lease obligations	5,349	10,514	10,248	9,953	8,196	20,154	64,415
Total	$102,263	$75,782	$74,250	$42,205	$94,616	$268,904	$658,021
(1) Includes interest obligations based on contractual interest rates on senior secured notes outstanding as of June 30, 2026. Interest is payable semi-annually in arrears on April 1 and October 1 of each year.
(2) Includes interest obligations. Interest is payable quarterly or upon maturity of the applicable draw.
(3) Includes interest obligations based on contractual interest rates on senior secured notes outstanding as of June 30, 2026. Interest is payable semi-annually in arrears on February 1 and August 1 of each year.
(4) Relates to the acquisition of Service Broadcasting Group, LLC. Refer to Note 7 - Dispositions and Acquisitions for more detail.
(5) Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming and programming measurement and analytics agreements, launch liability payments, and other general operating agreements. Also includes contracts that our Cable Television segment has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.
Of the total amount of other operating contracts and agreements included in the table above, approximately $114.6 million has not been recorded on the unaudited condensed consolidated balance sheet as of June 30, 2026, as it does not meet recognition criteria. Approximately $14.1 million relates to certain commitments for content agreements for our Cable Television segment, approximately $46.9 million commitments for certain programming related and measurement and analytics agreements, approximately $32.8 million relates to employment and talent agreements, and the remainder relates to other agreements.
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
As of June 30, 2026, there were $20.0 million borrowings outstanding on the Current ABL Facility. After giving effect to the outstanding $20.0 million drawdown and adjustments to account for the Borrowing Base, the Company's borrowing capacity was approximately $26.1 million as of June 30, 2026.

The Company further made an additional draw of $7.0 million in the third quarter of 2026, payable at an interest rate of approximately 6.12%. The Company repaid the May 2026 draw of $5.0 million on August 2, 2026. After giving effect to the additional draw of $7.0 million, the $5.0 million repayment, and adjustments to account for the Borrowing Base, the Company's borrowing capacity was approximately $24.1 million.
Item 3. Quantitative And Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures
We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026 as a result of material weaknesses as described below.

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

(b) Material weaknesses in internal control over financial reporting

Management identified the following material weaknesses in internal control over financial reporting as of June 30, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated annual or interim financial statements will not be prevented or detected on a timely basis.

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

(c) Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our risk factors are described in our Form 10-K for the year ended December 31, 2025, under the heading Part I, "Item 1A. Risk Factors". The below risk has evolved since the filing of our Form 10-K on March 20, 2026.

If Nasdaq’s proposed $5 million minimum Market Value of Listed Securities continued listing requirement becomes effective, or if we fail to maintain compliance with other exchange listing standards, our Class A Common Stock may be delisted, which would materially and adversely affect its liquidity, market price, and our access to capital.

Our Class A Common Stock (UONE) and Class D Common Stock (UONEK) are each separately listed on The Nasdaq Stock Market LLC (“Nasdaq”). Under Nasdaq Listing Rules, where an issuer maintains multiple distinct classes of listed securities, each class must independently satisfy all applicable continued listing requirements. On July 22, 2026, the Securities and Exchange Commission (SEC) approved a new Nasdaq continued listing rule requiring all listed issuers to maintain a minimum Market Value of Listed Securities (“MVLS”) of at least $5.0 million for each listed class, calculated as the consolidated closing bid price multiplied by the total listed securities outstanding of that class. Unlike other Nasdaq continued listing standards, the new $5.0 million MVLS standard carries no compliance or cure period. If a listed class remains below $5.0 million MVLS for 30 consecutive business days, Nasdaq will immediately issue a Staff Delisting Determination, resulting in the immediate suspension of trading without an automatic stay upon appeal.

Although implementation of this rule was automatically stayed on July 29, 2026, pursuant to SEC Rule of Practice 431(e) pending full Commission review, there can be no assurance that the SEC will modify or reverse the approval order, or that the rule will not become effective in its current form. Because our Class A Common Stock has a smaller publicly traded float and lower total share count than our Class D Common Stock, its MVLS has historically fluctuated near or below the $5.0 million threshold. If the proposed rule becomes enforceable upon the lifting or resolution of the SEC stay, and the market price or share count of our Class A Common Stock does not sustain an MVLS above $5.0 million:

•No Cure Window: We will not be granted a 180-day cure period to regain compliance, and trading in our Class A Common Stock will be immediately suspended by Nasdaq.

•Limited Appeal Standards: The Nasdaq Hearings Panel’s discretion to grant an exception upon appeal is strictly limited to instances of factual calculation errors or our ability to demonstrate compliance with all initial (rather than continued) listing standards across our equity tiers.

•Remedial Structural Actions: To maintain or restore compliance, we may be required to pursue corporate restructurings, such as reclassifying or consolidating our stock classes, converting unlisted shares held by insiders into listed Class A shares, or executing equity issuances. Such actions may require charter amendments, board or shareholder approvals, or cause dilution or market volatility.

If our Class A Common Stock is delisted from Nasdaq, trading would likely be conducted on an over-the-counter (“OTC”) market. OTC trading generally involves significantly reduced liquidity, wider bid-ask spreads, decreased institutional investor coverage, and heightened price volatility.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
Purchases Of Equity Securities By The Issuer And Affiliated Purchasers
The following table sets forth purchases of our ordinary shares by the Company during the three months ended June 30, 2026:

Period and Class	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Units)	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	(d) Maximum Number (or approved Dollar Value) of Shares (or Units) that May Yet be Purchased Under the plans or Programs (in thousands)
Class D
April 1 - April 30, 2026	—	$—	—	$—
May 1 - May 31, 2026	—	—	—	—
June 1 - June 30, 2026	129,543	4.50	129,543	417
Total	129,543	$4.50	129,543	$417
On June 17, 2026, the Company’s Board of Directors approved an employee share repurchase program to repurchase up to $1.0 million of the Company's outstanding Class A and/or Class D Common Stock during any single calendar year (collectively, the “2026 Annual Repurchase Program”). See Note 11 – Stockholders Equity of the Company’s unaudited condensed consolidated financial statements for further discussion.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defenses of Rule 10b5-1 under the Securities Exchange Act of 1934 or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed or furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON
Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)
August 4, 2026