Form 10-Q
period 2026-09-30
URBAN ONE, INC.
filed 2026-11-13
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2026
Class A Common Stock, $.001 Par Value	615,000
Class B Common Stock, $.001 Par Value	286,183
Class C Common Stock, $.001 Par Value	204,501
Class D Common Stock, $.001 Par Value	3,544,448

	PART I. FINANCIAL INFORMATION	Page
Item 1.	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)	6
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)	7
	Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 (Unaudited)	8
	Condensed Consolidated Statements of Changes in Equity and Non-controlling Interests for the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)	9
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025 (Unaudited)	11
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58
Item 4.	Controls and Procedures	58
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	62
Item 1A.	Risk Factors	62
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 3.	Defaults Upon Senior Securities	62
Item 4.	Mine Safety Disclosures	62
Item 5.	Other Information	62
Item 6.	Exhibits	63
	Signature	64

EXPLANATORY NOTE

During the quarter, the Company completed its acquisition of Service Broadcasting Group, LLC (“Service Broadcasting”), including radio stations KKDA and KRNB in Dallas, Texas, which was accounted for as an asset acquisition. The acquisition was announced on a current report on Form 8-K on May 4, 2026. Under the significance tests of Rule 1-02(w) of Regulation S-X, the acquisition exceeded the applicable threshold under the investment test only - a result driven by the recent decline in the Company's aggregate worldwide market value rather than by the size of the acquired operations, which are insignificant under the asset test and both components of the income test. The Company has not filed the separate historical financial statements of Service Broadcasting described in Rule 3-05 of Regulation S-X or the related pro forma financial information under Article 11. Given the insignificance of the acquired operations under the asset and income tests, the Company believes such information would not be material to investors, and the Company will file such financial statements and pro forma information by amendment to its current report on Form 8-K if and to the extent required. The operating results of the acquired stations are included in the Company's unaudited condensed consolidated financial statements for the period following the July 17, 2026 closing.

CERTAIN DEFINITIONS
Unless otherwise noted, throughout this report, the terms “Urban One,” the “Company,” “we,” “our” and “us” refer to Urban One, Inc. together with its subsidiaries.
Cautionary Note Regarding Forward-Looking Statements
Our disclosure and analysis in this quarterly report on Form 10-Q concerning our operations, cash flows, and financial position contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relate to historical facts, but rather reflect our current expectations concerning future operations, results, and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new activities, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions. You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods. We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations, or expectations. Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control and could cause actual results to differ materially from those forecasted or anticipated in these forward-looking statements. These risks, uncertainties and factors include (in no particular order), but are not limited to:
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

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

NET REVENUE	$88,005	$92,677	$251,413	$276,543
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $—, $14, $— , and $43 respectively	31,891	34,719	91,670	93,993
Selling, general and administrative, including stock-based compensation of $798, $351, $2,679, and $1,572 respectively	47,143	49,344	137,708	150,163
Depreciation and amortization	6,648	6,104	19,009	11,942
Impairment of goodwill, intangible assets and long-lived assets	128,882	—	143,039	136,521
Total operating expenses	214,564	90,167	391,426	392,619
Operating (loss) income	(126,559)	2,510	(140,013)	(116,076)
INTEREST AND INVESTMENT INCOME	14	512	22	2,094
INTEREST EXPENSE	(1,996)	(9,448)	(8,473)	(30,076)
GAIN ON SALE OF BUSINESS	3,219	—	7,890	—
GAIN ON RETIREMENT OF DEBT	—	2,125	2,080	44,009
OTHER (EXPENSE) INCOME, NET	(51)	359	(102)	675
Loss before benefit from income taxes	(125,373)	(3,942)	(138,596)	(99,374)
BENEFIT FROM INCOME TAXES	6,250	1,121	9,394	6,845
NET LOSS	(119,123)	(2,821)	(129,202)	(92,529)
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	95	9	168	(55)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(119,218)	$(2,830)	$(129,370)	$(92,474)

NET LOSS TO COMMON STOCKHOLDERS (per share)
Basic(a)	$(26.39)	$(0.64)	$(28.88)	$(20.72)
Diluted(a)	$(26.39)	$(0.64)	$(28.88)	$(20.72)

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic(a)	4,517,815	4,436,698	4,479,602	4,463,151
Diluted(a)	4,517,815	4,436,698	4,479,602	4,463,151
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

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

NET LOSS	$(119,123)	$(2,821)	$(129,202)	$(92,529)
COMPREHENSIVE LOSS	$(119,123)	$(2,821)	$(129,202)	$(92,529)
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE NON-CONTROLLING INTERESTS	95	9	168	(55)
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(119,218)	$(2,830)	$(129,370)	$(92,474)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,176	$25,515
Restricted cash	846	843
Trade accounts receivable, net of allowance for expected credit losses of $2,899 and $4,178, respectively	78,693	88,676
Prepaid expenses	11,056	5,345
Current portion of content assets, net	39,502	39,469
Other current assets	3,985	4,604
Total current assets	151,258	164,452
CONTENT ASSETS, NET	66,196	72,552
PROPERTY AND EQUIPMENT, NET	32,242	33,384
RIGHT OF USE ASSETS, NET	36,031	35,331
GOODWILL, NET	51,482	132,382
RADIO BROADCASTING LICENSES, NET	71,750	121,014
OTHER INTANGIBLE ASSETS, NET	22,537	24,627
OTHER ASSETS	6,067	9,252
Total assets	$437,563	$592,994
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,911	$14,017
Accrued interest	2,634	1,018
Accrued compensation and related benefits	8,800	11,048
Reserve for audience deficiency	4,176	14,217
Short-term borrowings under the asset-backed facility	22,000	10,000
Current portion of content payables	11,737	9,446
Current portion of lease liabilities	6,924	6,702
Other current liabilities	17,348	11,861
Total current liabilities	89,530	78,309
LONG-TERM DEBT, net	399,453	429,742
CONTENT PAYABLES, net of current portion	4,737	5,059
LONG-TERM LEASE LIABILITIES	36,108	32,543
OTHER LONG-TERM LIABILITIES	5,573	8,392
DEFERRED TAX LIABILITIES, NET	2,320	11,715
Total liabilities	$537,721	$565,760
COMMITMENTS AND CONTINGENCIES (NOTE 13)
REDEEMABLE NON-CONTROLLING INTERESTS	—	2,631
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 705,889 and 705,970 shares issued at September 30, 2026 and December 31, 2025, respectively; 615,000 and 615,081 shares outstanding at September 30, 2026 and December 31, 2025, respectively	1	1
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 286,183 shares issued and outstanding at each of September 30, 2026 and December 31, 2025	—	—
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 204,501 shares issued and outstanding at each of September 30, 2026 and December 31, 2025	—	—
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 3,508,071 and 3,409,393 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	4	3
Treasury stock, at cost — 90,889 shares at each of September 30, 2026 and December 31, 2025	(1,345)	(1,345)
Additional paid-in capital	1,013,386	1,011,578
Accumulated deficit	(1,115,004)	(985,634)
Total stockholders’ equity	(102,958)	24,603
Non-controlling interests	2,800	—
Total equity	(100,158)	24,603
Total liabilities, redeemable non-controlling interests, and equity	$437,563	$592,994
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NON-CONTROLLING INTERESTS
(In thousands, except share data)
(Unaudited)

	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Treasury Stock, at cost	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
BALANCE, as of December 31, 2025	$1	$—	$—	$3	$(1,345)	$1,011,578	$(985,634)	$—	$24,603
Net loss attributable to Urban One	—	—	—	—	—	—	(3,079)	—	(3,079)
Stock-based compensation expense	—	—	—	—	—	96	—	—	96
Payments for taxes related to net share settlement of equity awards	—	—	—	—	—	(13)	—	—	(13)
Settlement of stock-based compensation liability	—	—	—	—	—	50	—	—	50
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	—	1,345	—	—	1,345
BALANCE, as of March 31, 2026	$1	$—	$—	$3	$(1,345)	$1,013,056	$(988,713)	$—	$23,002
Net (loss) income	—	—	—	—	—	—	(7,073)	95	(6,978)
Stock-based compensation expense	—	—	—	—	—	90	—	—	90
Repurchase of 129,543 shares of Class D Common Stock	—	—	—	—	—	(583)	—	—	(583)
Payments for taxes related to net share settlement of equity awards	—	—	—	—	—	(658)	—	—	(658)
Settlement of stock-based compensation liability	—	—	—	—	—	1,535	—	—	1,535
Issuance of non-controlling interests	—	—	—	—	—	—	—	3,030	3,030
Distributions to non-controlling interests	—	—	—	—	—	—	—	(210)	(210)
BALANCE, as of June 30, 2026	$1	$—	$—	$3	$(1,345)	$1,013,440	$(995,786)	$2,915	$19,228
Net (loss) income	—	—	—	—	—	—	(119,218)	95	(119,123)
Stock-based compensation expense	—	—	—	—	—	95	—	—	95
Repurchase of 46,747 shares of Class D Common Stock	—	—	—	—	—	(208)	—	—	(208)
Payments for taxes related to net share settlement of equity awards	—	—	—	—	—	(34)	—	—	(34)
Settlement of stock-based compensation liability	—	—	—	1	—	93	—	—	94
Distributions to non-controlling interests	—	—	—	—	—	—	—	(210)	(210)
BALANCE, as of September 30, 2026	$1	$—	$—	$4	$(1,345)	$1,013,386	$(1,115,004)	$2,800	$(100,158)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NON-CONTROLLING INTERESTS
(In thousands, except share data)
(Unaudited)

	Common Stock Class A(1)	Common Stock Class B(1)	Common Stock Class C(1)	Common Stock Class D(1)	Treasury Stock, at cost	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, as of December 31, 2024(1)	$1	$—	$—	$3	$(1,345)	$1,011,051	$(838,765)	$170,945
Net loss attributable to Urban One	—	—	—	—	—	—	(11,742)	(11,742)
Stock-based compensation expense	—	—	—	—	—	527	—	527
Repurchase of 44,925 shares of Class A Common Stock(1)	—	—	—	—	—	(666)	—	(666)
Repurchase of 30,362 shares of Class D Common Stock(1)	—	—	—	—	—	(265)	—	(265)
Payments for taxes related to net share settlement of equity awards	—	—	—	—	—	(66)	—	(66)
Settlement of stock-based compensation liability	—	—	—	—	—	400	—	400
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	—	105	—	105
BALANCE, as of March 31, 2025(1)	$1	$—	$—	$3	$(1,345)	$1,011,086	$(850,507)	$159,238
Net loss attributable to Urban One	—	—	—	—	—	—	(77,902)	(77,902)
Stock-based compensation expense	—	—	—	—	—	451	—	451
Repurchase of 22,604 shares of Class A Common Stock(1)	—	—	—	—	—	(369)	—	(369)
Repurchase of 20,055 shares of Class D Common Stock(1)	—	—	—	—	—	(118)	—	(118)
Settlement of stock-based compensation liability	—	—	—	—	—	50	—	50
Payments for taxes related to net share settlement of equity awards	—	—	—	—	—	(242)	—	(242)
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	—	1,074	—	1,074
BALANCE, as of June 30, 2025(1)	$1	$—	$—	$3	$(1,345)	$1,011,932	$(928,409)	$82,182
Net loss attributable to Urban One	—	—	—	—	—	—	(2,830)	(2,830)
Stock-based compensation expense	—	—	—	—	—	288	—	288
Repurchase of 17,659 shares of Class A Common Stock(1)	—	—	—	—	—	(309)	—	(309)
Repurchase of 59,282 shares of Class D Common Stock(1)	—	—	—	—	—	(432)	—	(432)
Payments for taxes related to net share settlement of equity awards	—	—	—	—	—	(67)	—	(67)
BALANCE, as of September 30, 2025(1)	$1	$—	$—	$3	$(1,345)	$1,011,412	$(931,239)	$78,832
(1) Adjusted to reflect the 1-for-10 Reverse Stock Split that occurred on January 22, 2026, refer to Note 2 - Summary of Significant Accounting Policies
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(129,202)	$(92,529)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	707	2,638
Depreciation and amortization	19,009	11,942
Amortization of debt financing costs	789	1,286
Amortization of launch assets	1,223	2,683
Amortization of content assets	31,366	30,987
Deferred income taxes	(9,394)	(7,559)
Impairment of goodwill, intangible assets and long-lived assets	143,039	136,521
Stock-based compensation expense	2,679	1,615
Gain on sale of business	(7,890)	—
Gain on retirement of debt	(2,080)	(44,009)
Non-cash fair value adjustment of Employment Agreement Award	5	1,571
Other	89	182
Effect of change in operating assets and liabilities:
Trade accounts receivable, net	9,276	17,413
Prepaid expenses and other current assets	(3,323)	(3,354)
Other assets	160	(416)
Content assets and payables	(23,074)	(29,793)
Accounts payable	2,968	(4,782)
Accrued interest	1,616	(11,967)
Accrued compensation and related benefits	(2,248)	(2,280)
Reserve for audience deficiency	(10,041)	(7,155)
Other liabilities	3,047	5,135
Net cash flows provided by operating activities	28,721	8,129
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,218)	(6,865)
Other investments	—	(200)
Acquisition of stations and broadcasting assets, net of cash acquired	(21,859)	(250)
Cash receipts related to sale of business	10,925	—
Net cash flows used in investing activities	(17,152)	(7,315)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of ownership interest in Reach Media	(1,264)	(3,232)
Repurchase of 2031 Second Lien Notes, including premium of $405	(23,388)	—
Repurchase of 2028 Notes	(2,193)	(51,878)
Semi-annual premium payment	(3,144)	—
Borrowings under line of credit	32,000	—
Repayment of short-term borrowings under line of credit	(20,000)	—
Repurchase of common stock, including payments for taxes related to net share settlement of equity awards	(1,496)	(2,532)
Payment of dividends to non-controlling interest members of Reach Media	—	(936)
Distribution to non-controlling interests	(420)	—
Net cash flows used in financing activities	(19,905)	(58,578)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(8,336)	(57,764)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	26,358	137,574
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$18,022	$79,810

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$5,691	$40,605
Income taxes, net of refunds	$497	$238

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Adjustment of redeemable non-controlling interests to estimated redemption value	$(1,345)	$(1,179)
Issuance of non-controlling interests	$3,030	$—
Settlement of stock-based compensation liability	$1,679	$450
Non-cash additions to property and equipment	$98	$1,785
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Urban One, Inc., a Delaware corporation, and its subsidiaries (collectively, “Urban One,” the “Company,” “we,” “our” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our Radio Broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of September 30, 2026, the Company owned and/or operated 75 independently formatted, revenue producing broadcast stations (including 58 FM or AM stations, 15 HD stations, and the 2 low power television stations the Company operates), located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content platform targeting African-American and urban consumers. Thus, the Company has diversified its revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show and the DL Hughley Show; Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its iONE Digital, Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands; and TV One, LLC (“TV One”), which operates two cable television networks targeting African-American and urban viewers, TV One and CLEO TV. Through our national multi-media operations, the Company provides advertisers with a unique and powerful delivery mechanism to communicate with African-American and urban audiences.
Our core Radio Broadcasting franchise operates under the brand “Radio One.” The Company also operates other brands, such as Reach Media, iONE Digital, One Solution, TV One, and CLEO TV, while developing additional branding reflective of our diverse media operations and our targeting of African-American and urban audiences.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. In management’s opinion, the interim financial data presented herein includes all adjustments (which include only normal recurring adjustments) necessary for a fair statement of its financial position as of September 30, 2026, its results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.
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
The Company's results are subject to seasonal fluctuations and revenues are typically lowest in the first calendar quarter of the year. Due to this seasonality, the results for interim periods are not necessarily indicative of results to be expected for the full year. The Company experiences further seasonality in odd versus even years as historically there tends to be more political activity in even years which has historically had a positive impact on advertising revenues.

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
Reverse Stock Split
On February 21, 2025, our Board of Directors (the “Board”) authorized a reverse stock split across all classes of the Company’s outstanding common stock. The Board's authorization was subject to the approval of the Company's stockholders, which was obtained on June 18, 2025. On January 16, 2026, the Company announced that its Board of Directors had approved the reverse stock split of all classes of its common stock, including its publicly traded shares of Class A Common Stock and Class D Common Stock at a ratio of 1-for-10 (the “Reverse Stock Split”). The Reverse Stock Split was conducted to regain compliance with the $1.00 minimum bid price requirement (the “Minimum Bid Price Requirement”) for continued listing on the Nasdaq Capital Market (“Nasdaq”) with respect to shares of the Company’s Class D Common Stock.
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

Supplemental Financial Information
The following table presents the components of Other Current Liabilities and Other Long-term Liabilities:

	As of September 30, 2026	As of December 31, 2025
	(In thousands)
Other current liabilities
Customer advances and unearned income	$2,964	$2,754
Unearned event income	4,793	90
Professional fee accrual	738	824
Operating expense accruals	2,205	2,429
Employment Agreement Award (as defined in Note 5 - Fair Value Measurements)	2,000	2,000
Share-based payment liability	837	125
Other	3,811	3,639
Total other current liabilities	$17,348	$11,861

Other long-term liabilities
Employment Agreement Award (as defined in Note 5 - Fair Value Measurements)	$3,018	$5,099
Reserve for uncertain tax position	1,993	1,993
Other	562	1,300
Total other long-term liabilities	$5,573	$8,392
Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within the unaudited condensed consolidated balance sheets to “Cash, cash equivalents and restricted cash, end of period” as reported within the unaudited condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Cash and cash equivalents	$17,176	$79,325
Restricted cash	846	485
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$18,022	$79,810
Related Party Transactions
Historically, Reach Media operated the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), an annual fund-raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The 2024 Fantastic Voyage® operated under an agreement under which Reach Media provided all necessary operations of the cruise, and Reach Media was reimbursed its expenditures and received a fee based on performance. Tom Joyner was a minority interest owner of Reach Media until his interests were fully bought out during the first quarter of 2026.

Effective August 12, 2024, Reach Media and the Foundation entered into a new agreement regarding the Fantastic Voyage (the “FV Revised Agreement”). The 2025 Fantastic Voyage operated under the FV Revised Agreement, which provided distribution of net operating income in the following order until the funds are depleted: up to $0.3 million to the Foundation, up to a $2.0 million performance fee to Reach, with any remaining net operating income split between the Foundation and Reach at 10.0% and 90.0%, respectively. Regardless of the net operating income, the Foundation was guaranteed a distribution of at least $0.3 million. The Foundation’s remittances to Reach Media under the agreement were limited to its Fantastic Voyage® related cash collections. Reach Media bore the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related passenger cruise package sales. The FV Revised Agreement expired in 2025 and was not renewed. As the agreement was not renewed, Reach Media has developed a new cruise event called the “One Voyage” that it operates independently of the prior arrangements with the Tom Joyner Foundation. The One Voyage cruise will operate during the fourth quarter of 2026.
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

3. NET REVENUE
Revenue Recognition
The following tables show the sources of the Company’s net revenue by contract type and segment for the three and nine months ended September 30, 2026 and 2025:

(In thousands)	Radio Broadcasting	Reach Media	Digital	Cable Television	All Other - Corporate/Eliminations	Consolidated
Three Months Ended September 30, 2026
Radio advertising	$33,919	$4,830	$—	$—	$(690)	$38,059
Political advertising	797	—	46	—	—	843
Digital advertising	—	—	9,532	—	—	9,532
Cable Television advertising	—	—	—	21,429	—	21,429
Cable Television affiliate fees	—	—	—	15,880	—	15,880
Event revenues & other	2,024	227	—	11	—	2,262
Net revenue	$36,740	$5,057	$9,578	$37,320	$(690)	$88,005

Three Months Ended September 30, 2025
Radio advertising	$32,693	$6,111	$—	$—	$(681)	$38,123
Political advertising	190	—	11	—	—	201
Digital advertising	—	—	12,685	—	—	12,685
Cable Television advertising	—	—	—	22,674	—	22,674
Cable Television affiliate fees	—	—	—	17,089	—	17,089
Event revenues & other	1,842	36	—	27	—	1,905
Net revenue	$34,725	$6,147	$12,696	$39,790	$(681)	$92,677

(In thousands)	Radio Broadcasting	Reach Media	Digital	Cable Television	All Other - Corporate/Eliminations	Consolidated
Nine Months Ended September 30, 2026
Radio advertising	$92,630	$14,331	$—	$—	$(2,046)	$104,915
Political advertising	2,923	—	60	3	—	2,986
Digital advertising	—	—	25,702	—	—	25,702
Cable Television advertising	—	—	—	61,297	—	61,297
Cable Television affiliate fees	—	—	—	49,043	—	49,043
Event revenues & other	6,999	341	—	130	—	7,470
Net revenue	$102,552	$14,672	$25,762	$110,473	$(2,046)	$251,413

Nine Months Ended September 30, 2025
Radio advertising	$97,771	$17,211	$—	$—	$(2,015)	$112,967
Political advertising	580	—	14	—	—	594
Digital advertising	—	—	33,148	—	—	33,148
Cable Television advertising	—	—	—	71,076	—	71,076
Cable Television affiliate fees	—	—	—	52,867	—	52,867
Event revenues & other	5,677	104	—	110	—	5,891
Net revenue	$104,028	$17,315	$33,162	$124,053	$(2,015)	$276,543

Contract Assets and Liabilities
Contract assets and contract liabilities, some of which are not separately stated in the Company’s unaudited condensed consolidated balance sheet as of September 30, 2026, and consolidated balance sheet as of December 31, 2025, were as follows:

	As of September 30, 2026	As of December 31, 2025
	(In thousands)
Contract assets:
Unbilled receivables	$3,561	$4,586
Contract liabilities:
Customer advances and unearned income	$2,964	$2,754
Reserve for audience deficiency	4,176	14,217
Unearned event income	4,793	90
Unbilled receivables consist of earned revenue that has not yet been billed. Contract assets are included in trade accounts receivable, net on the unaudited condensed consolidated balance sheets. Customer advances and unearned income represent advance payments by customers for future services under contract that are generally fulfilled in the near term.
For advertising sold based on audience guarantees, audience deficiencies typically result in an obligation to deliver additional advertising units to the customer, generally within one year of the campaign end date. To the extent that audience guarantees are not met, a reserve for audience deficiency is recorded until such a time that the audience guarantee has been satisfied. Unearned event income represents payments by customers for upcoming events. Contract liabilities are included in other current liabilities on the unaudited condensed consolidated balance sheets.
For customer advances and unearned income as of January 1, 2026, approximately $1.8 million was recognized as revenue during the nine months ended September 30, 2026. For the reserve for audience deficiency as of January 1, 2026, approximately $11.0 million was recognized as revenue during the nine months ended September 30, 2026.
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
The undistributed earnings or losses are allocated based on the contractual participation rights of Class A, Class B, Class C, and Class D common shares as if the earnings or losses for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings or losses are allocated on a proportionate basis, and as such, diluted and basic earnings per share is the same for each class of common stock under the two-class method. As noted above, all per share information has been adjusted to reflect the Reverse Stock Split.

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Numerator:
Net loss attributable to Class A, Class B, Class C and Class D stockholders	$(119,218)	$(2,830)	$(129,370)	$(92,474)
Denominator(1):
Denominator for basic net loss per share - weighted average outstanding shares	4,517,815	4,436,698	4,479,602	4,463,151
Denominator for diluted net loss per share - weighted average outstanding shares	4,517,815	4,436,698	4,479,602	4,463,151

Net loss attributable to Class A, Class B, Class C and Class D stockholders per share – basic(1)	$(26.39)	$(0.64)	$(28.88)	$(20.72)
Net loss attributable to Class A, Class B, Class C and Class D stockholders per share – diluted(1)	$(26.39)	$(0.64)	$(28.88)	$(20.72)
(1) Adjusted retroactively for the Reverse Stock Split, refer to Note 2 - Summary of Significant Accounting Policies
For the three and nine months ended September 30, 2026, there were approximately 0.7 million and 0.6 million potentially dilutive securities, respectively, that were not included in the computation of diluted EPS, because to do so would have been antidilutive for the periods presented. For each of the three and nine months ended September 30, 2025, there were approximately 0.6 million potentially dilutive securities that were not included in the computation of diluted EPS.

5. FAIR VALUE MEASUREMENTS
The Company reports financial and non-financial assets and liabilities measured at fair value on a recurring and non-recurring basis under the provisions of ASC 820, “Fair Value Measurement” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.
As of September 30, 2026 and December 31, 2025, the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
As of September 30, 2026
Liabilities subject to fair value measurement:
Employment Agreement Award(a)	$5,018	$—	$—	$5,018

Mezzanine equity subject to fair value measurement:
Redeemable non-controlling interests(b)	$—	$—	$—	$—

As of December 31, 2025
Liabilities subject to fair value measurement:
Employment Agreement Award(a)	$7,099	$—	$—	$7,099

Mezzanine equity subject to fair value measurement:
Redeemable non-controlling interests(b)	$2,631	$—	$—	$2,631
(a) On April 3, 2024, the Company entered into an employment agreement (“2024 Employment Agreement”) with Alfred C. Liggins, III, President and Chief Executive Officer (“CEO”) pursuant to which he is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4.2% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in Cable Television. The Company reviews the factors underlying this award at the end of each reporting period including the valuation of Cable Television (based on the estimated enterprise fair value of Cable Television as determined by the income approach using a discounted cash flow model and the market approach using comparable public company multiples). Significant inputs to the discounted cash flow model include projected revenue assumptions, future operating profits, and discount rates. Significant inputs to the market approach include publicly held peer companies and recurring EBITDA multiples. The terms of the 2024 Employment Agreement were effective as of January 1, 2022 and continued until December 31, 2024 (the “Initial Term”). After expiration of the Initial Term, the term of the 2024 Employment Agreement extends automatically for additional one (1) year periods, unless either party provides written notice of its/his intention not to renew to the other party at least sixty (60) days before the expiration of the Initial Term or any renewal term of this Agreement, as applicable. As a part of the Company's debt refinancing in 2025, the terms of the Employment Agreement were amended to limit his total cash compensation (the “Cash Compensation Limits”). The Cash Compensation Limits do not apply and are not operative for any fiscal year in which the Company’s leverage ratio (as defined in the indenture governing the Company’s First Lien Notes) as of December 31 of such fiscal year is less than 4.75:1.00. The Cash Compensation Limits also do not limit any compensation paid to Mr. Liggins in the form of common stock. Finally, the Cash Compensation Limits terminate once certain original noteholders and their respective affiliates no longer own any of the First Lien Notes.
(b) The fair value is measured using a discounted cash flow methodology. Significant inputs to the discounted cash flow analysis include revenue growth rates, future operating profit margins, and discount rate.

There were no transfers within Level 1, 2, or 3 during the three and nine months ended September 30, 2026 and 2025. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2026 and 2025:

	Employment Agreement Award	Redeemable Non-controlling Interests(1)
	(In thousands)
Balance as of December 31, 2025	$7,099	$2,631
Net loss attributable to redeemable non-controlling interests	—	(22)
Distributions	(2,086)	—
Purchase of ownership interest in Reach Media	—	(1,264)
Dividends paid to redeemable non-controlling interests	—	—
Change in fair value	5	—
Adjustment of redeemable non-controlling interests	—	(1,345)
Balance as of September 30, 2026	$5,018	$—
(1) On February 25, 2026, Reach Media closed on the last outstanding amounts of the Put Interest increasing the Company’s interest in Reach Media to 100.0%. Reach Media paid the last of the non-controlling interest shareholders approximately $1.3 million for the 5.4% interest, extinguishing all outstanding amounts.

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
Changes in the fair value of the Employment Agreement Award were recorded in the unaudited condensed consolidated statements of operations as selling, general and administrative expenses for the nine months ended September 30, 2026 and 2025. The long-term portion is recorded in other long-term liabilities, and the current portion is recorded in other current liabilities in the unaudited condensed consolidated balance sheets.

For Level 3 liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

			As of September 30, 2026	As of December 31, 2025
Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value(a)
Employment Agreement Award	Discounted cash flow	Discount rate	16.0%	14.0%
Employment Agreement Award	Discounted cash flow	Operating profit margin range	17.0% - 34.2%	20.0% - 33.9%
Employment Agreement Award	Discounted cash flow	Revenue growth rate range	(8.5)% - (3.0)%	(6.7)% - (2.0)%
Employment Agreement Award	Market approach	Average recurring EBITDA multiple	3.5x - 4.0x	4.1x
Redeemable non-controlling interests	Discounted cash flow	Discount rate	N/A	15.0%
Redeemable non-controlling interests	Discounted cash flow	Operating profit margin range	N/A	7.0% - 9.3%
Redeemable non-controlling interests	Discounted cash flow	Revenue growth rate range	N/A	(0.5)% - 2.5%
(a) Any significant increases or decreases in unobservable inputs could result in significantly higher or lower fair value measurements. Changes in fair value measurements, if significant, may affect the Company’s performance or cash flows.
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
Financial Instruments
As of September 30, 2026 and December 31, 2025, the Company’s financial instruments consisted of cash and cash equivalents, restricted cash, trade accounts receivable, its asset-backed credit facility, and long-term debt. The carrying amounts approximated fair value for each of these financial instruments as of September 30, 2026 and December 31, 2025, except for the Company’s long-term debt, which is disclosed in Note 9 - Debt.
6. CONTENT ASSETS, NET
The components of content assets, net are as follows:

	As of September 30, 2026	As of December 31, 2025
	(In thousands)
Licensed Content, net
Acquired	$18,065	$19,307
Produced Content, net
Completed	83,365	85,595
In production	4,238	7,089
In development and pre-production	30	30
Content assets, net	105,698	112,021
Less: current portion	(39,502)	(39,469)
Noncurrent portion	$66,196	$72,552

Amortization of content assets is recorded in the unaudited condensed consolidated statements of operations as programming and technical expenses. Content amortization for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Content amortization - acquired	$3,681	$3,869	$10,888	$10,760
Content amortization - produced	7,759	7,636	20,478	20,227
Total content amortization	$11,440	$11,505	$31,366	$30,987
7. DISPOSITIONS AND ACQUISITIONS
In March 2026, the Company entered into an agreement to sell its WMXG and WLNK-FM radio broadcasting licenses in Charlotte, North Carolina along with the associated station assets from the Radio Broadcasting segment to unrelated third parties for approximately $0.7 million and $4.2 million, respectively. FCC approval was obtained on May 13, 2026 for the WMXG station and on May 12, 2026 for the WLNK-FM station. The Company completed both sales on June 1, 2026 and recognized a gain of approximately $4.7 million in the second quarter of 2026.
On April 28, 2026, the Company entered into an agreement to sell radio station KZMJ from the Radio Broadcasting segment to Fuzion Dallas, LLC for approximately $6.0 million. The transactions included the transfer of each station’s FCC license and related assets and were subject to approval by the FCC and other customary closing conditions. All stations operated in their current format until the transaction received FCC approval and closed. FCC approval was obtained on June 23, 2026 and the Company completed the sale of KZMJ on July 6, 2026. The Company recognized a gain of approximately $3.2 million on the KZMJ disposition in the third quarter of 2026.
At the same time, the Company entered into an agreement to acquire Service Broadcasting, including radio stations KKDA and KRNB in Dallas, Texas for approximately $22.0 million, of which approximately $3.3 million was put in escrow. FCC approval was obtained on June 26, 2026 for the Service Broadcasting acquisition. The acquisition, which was completed on July 17, 2026, did not meet the definition of a business, and accordingly was accounted for as an asset acquisition in accordance with Accounting Standards Codification No. 805, Business Combinations. The cost of the acquisition was approximately $22.2 million, including transaction costs of approximately $0.5 million, with the allocation to the assets acquired and liabilities assumed on a relative fair value basis. The intangibles relate to FCC licenses and lease contracts acquired. Under ASC 805-50, no goodwill is recognized. The FCC license was recorded with a useful life of 17 years using an accelerated amortization method. The operating results for Service Broadcasting are included in the unaudited condensed consolidated financial statements for the period beginning after the closing on July 17, 2026. The following table summarizes the relative fair value of the assets acquired and liabilities assumed as of July 17, 2026:

Fair Value as of July 17, 2026
(in thousands)
Cash and cash equivalents	$297
Prepaid expenses	168
Property and equipment, net	455
Right-of-use assets, net	1,671
Radio broadcasting license, net	23,121
Accounts payable & accrued expenses	(844)
Current portion of lease liabilities	(503)
Long-term lease liabilities	(2,209)
Total consideration	$22,156

8. GOODWILL, NET AND INTANGIBLE ASSETS, NET
Goodwill, Net
The following table presents the changes in the Company's goodwill carrying values for its reportable segments during the nine months ended September 30, 2026:

	Radio Broadcasting	Reach Media	Digital	Cable Television	Total
	(In thousands)
As of December 31, 2025
Gross goodwill	$154,967	$30,468	$26,912	$165,699	$378,046
Accumulated impairment losses	(128,846)	(16,616)	(26,912)	(73,289)	(245,664)
Net goodwill at December 31, 2025	$26,121	$13,852	$—	$92,410	$132,382

Impairment charges	(25,408)	(13,852)	—	(40,928)	(80,188)
Disposition of business (See Note 7 - Dispositions and Acquisitions)	(713)	—	—	—	(713)

As of September 30, 2026
Gross goodwill	$154,254	$30,468	$26,912	$165,699	$377,333
Accumulated impairment losses	(154,254)	(30,468)	(26,912)	(114,217)	(325,851)
Net goodwill at September 30, 2026	$—	$—	$—	$51,482	$51,482
In May 2026, due to the additional decline in revenue, further decrease in forecasted revenue and operating profit margin brought on by declining industry and macro-economic conditions created a triggering event indicating the fair value of the Reach Media reporting unit was more likely than not to be less than its carrying value. As a result, the Company performed an interim quantitative impairment assessment for the Reach Media reporting unit to determine whether it was impaired. The Company estimated the fair value of the reporting unit by utilizing a discounted cash flow model. The key assumptions used in the discounted cash flow model for goodwill include projected revenues, operating profit margins, terminal rate and discount rate. Based on this assessment, the Company recognized impairment losses of approximately $13.9 million, to reduce the carrying value of the Reach Media goodwill balances during the second quarter of 2026, included in impairment of goodwill, intangible assets and long-lived assets, on the unaudited condensed consolidated statement of operations.
In addition, the Company recorded approximately $0.3 million in impairment charges related to the long-lived assets of Reach Media as the assets of the long-lived asset group were not deemed recoverable as of May 31, 2026.
During the quarter ending September 30, 2026, the Company noted a continued decline in revenue, forecasted revenue growth and operating profit margin brought on by declining industry conditions both in the Radio Broadcasting and Cable Television reporting units, in addition to sustained decline in the Company's common stock price and market capitalization, indicating that it was more likely than not that the Radio Broadcasting reporting unit and Cable Television reporting unit were impaired.
These factors also presented a triggering event indicating that the fair value of the long-lived asset group was more likely than not to be less than its carrying value. The long-lived assets within the Cable Television reporting unit were deemed recoverable. The undiscounted cash flows of the long lived assets within the Radio Broadcasting reporting unit did not exceed the net carrying value of the asset group, indicating that the asset group was not recoverable.
To determine the fair value of the long-lived asset group within the Radio Broadcasting reporting unit, the Company utilized the income approach. The key assumptions used in the discounted cash flow model include projected revenues, operating profit margins, terminal rate and discount rate. Based on the valuation performed, the Company recorded an impairment charge related to broadcasting licenses of $62.5 million, which is included in impairment of goodwill, intangible assets and long-lived assets, on the unaudited consolidated statement of operations during the quarter ended September 30, 2026.

The Company performed a quantitative impairment assessment for the Radio Broadcasting reporting unit to determine whether it was impaired as of September 30, 2026. The Company estimated the fair value of the reporting unit by utilizing a discounted cash flow model. The key assumptions used in the discounted cash flow model include projected revenues, operating profit margins, terminal rate and discount rate. Based on these analyses, the Company recognized approximately $25.4 million in impairment charges related to goodwill associated with the Radio Broadcasting reporting unit. The impairment charges are included in impairment of goodwill, intangible assets and long-lived assets, on the unaudited consolidated statement of operations during the quarter ended September 30, 2026.
The Company performed a quantitative impairment assessment for the Cable Television reporting unit to determine whether it was impaired as of September 30, 2026. Management estimated the fair value of the reporting unit by utilizing a discounted cash flow model, and the assumptions used include projected revenues, operating profit margins, terminal rate, and discount rate. Management also utilized a market value approach to supplement the discounted cash flow model and utilized average EBITDA multiples from guideline public companies. Based on these analyses, the Company recognized an impairment loss of approximately $40.9 million associated with the Cable Television reporting unit, included in impairment of goodwill, intangible assets and long-lived assets, on the unaudited consolidated statement of operations during the quarter ended September 30, 2026.
As of May 31, 2025, an overall decline in revenue and operating profit margin created a triggering event indicating the fair value of the Company's Radio Broadcasting, Reach Media and Digital reporting units were more likely than not to be less than its carrying value. Therefore, the Company performed interim quantitative assessments at ten of the reporting units containing goodwill. During the three months ended June 30, 2025, the Company recorded impairment losses of approximately $3.9 million and $4.9 million to reduce the carrying value of our Radio Broadcasting and Digital reporting units' goodwill balances, respectively.
The Company continues to monitor forecasted revenue and operating profit margin performance. Given the recent impairment losses recognized during the second and third quarters of 2026 and to the extent there is a potential recession that further disrupts the economic environment impacting the financial performances, market shares, changes in interest rates as well as further structural changes in the media and entertainment industry and further decline in forecasted operating profit margin performance, these events could negatively affect the key assumptions and result in significantly lower fair value of the Cable Television reporting unit and result in future impairment charges.
Radio Broadcasting Licenses, Net
The following table presents the changes in the Company’s Radio Broadcasting Licenses, Net carrying value during the nine months ended September 30, 2026.

Radio Broadcasting Licenses, Net Carrying Value
(In thousands)
Balance as of January 1, 2026	$121,014
Disposal (See Note 7 - Dispositions and Acquisitions)	(1,132)
Broadcasting license acquisitions (See Note 7 - Dispositions and Acquisitions)	26,151
Impairment Charges	(62,546)
Amortization expense	(11,737)
Balance as of September 30, 2026	$71,750
The Company entered into a local programming and marketing agreement (“LMA”) and a subsequent option agreement during the second quarter of 2026. Pursuant to the LMA, the Company began to broadcast programs produced, owned, or acquired by the Company on WDNC-FM. Under the LMA, the Company pays a monthly fee as well as certain operating costs of WDNC-FM, and in exchange, the Company retains all revenues from the sale of the advertising within the programming the Company provides. The initial term of the LMA is through January 1, 2028, with a one-year automatic extension. Pursuant to a related option agreement, the Company has an option to acquire the FCC license and fixed assets of the LMA entity exercisable through December 31, 2028. The Company determined that it holds variable interests in the entity and that it is the primary beneficiary. The Company accounted for the transactions as an asset acquisition through non-controlling interest and allocated the transaction price of approximately $3.0 million to the FCC license acquired based on their relative fair value with no goodwill recognized. The Company recorded approximately $3.0 million in non-controlling interests associated with the transactions, which is included in Total equity in the unaudited condensed consolidated balance sheets.

The Company reassessed the useful life of the broadcasting licenses on a prospective basis effective October 1, 2026 due to a continued decline in revenue, forecasted revenue growth and operating profit margin brought on by declining industry conditions. The Company revised the useful life of the broadcasting licenses to an 11-year period, using an accelerated amortization method. Future estimated amortization expense related to the broadcasting licenses for the remainder of 2026 through 2031, and thereafter, is as follows:

Future Estimated Amortization Expense
(In thousands)
Remainder of 2026	$3,212
2027	11,474
2028	9,553
2029	7,954
2030	6,622
2031	5,929
Thereafter	27,006
Total	$71,750
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
Based on this analysis, the Company recognized an impairment loss of approximately $121.3 million associated with twelve radio markets within the Radio Broadcasting segment, included in impairment of goodwill, intangible assets and long-lived assets, on the unaudited condensed consolidated statement of operations during the three months ended June 30, 2025. During the nine months ended September 30, 2025, the Company recognized impairment loss of approximately $127.8 million within the Radio Broadcasting segment, included in impairment of goodwill, intangible assets long-lived assets and long-lived assets, on the unaudited condensed consolidated statement of operations.
TV One Trade Name, Net
The following table presents the changes in the Company’s TV One Trade Name during the nine months ended September 30, 2026.

TV One Trade Name
(In thousands)
Balance as of January 1, 2026	$24,068
Amortization expense	(1,806)
Balance as of September 30, 2026	$22,262

Future estimated amortization expense related to the TV One Trade Name for the years 2026 through 2031 and thereafter is as follows:

Future Estimated Amortization Expense
(In thousands)
Remainder of 2026	$602
2027	2,280
2028	2,153
2029	2,027
2030	1,900
2031	1,773
Thereafter	11,527
Total	$22,262
9. DEBT
Long-term debt, net consists of the following:

	As of September 30, 2026	As of December 31, 2025
	(In thousands)
10.500% First Lien Senior Secured Notes due 2030(1, 3)	$60,600	$60,600
7.625% Second Lien Secured Notes due 2031(1, 3)	235,113	291,020
7.375% Senior Secured Notes due February 2028(2)	7,516	11,816
Total principal outstanding on long-term debt	303,229	363,436
Less: Unamortized debt issuance costs	(2,324)	(2,868)
Add: Premium(3)	98,548	69,174
Long-term debt, net	$399,453	$429,742
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
From time to time, the Company may repurchase its debt securities in open market purchases. Under open authorizations by the Company's Board of Directors, repurchases of the outstanding debt may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Repurchased debt is retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s outstanding debt and other factors, and subject to restrictions under the terms of the Company's indentures, credit agreement and applicable law.
The following table details the repurchase activity of the 2031 Second Lien Notes:

Nine Months Ended September 30, 2026
(In thousands)
Repurchased amount at par value	$55,907
Weighted-average percentage of par	42.6%
During the three months ended September 30, 2026, there was no repurchase activity for the 2031 Second Lien Notes.

As the 2031 Second Lien Notes are accounted for under Accounting Standards Codification No. 470-60, Troubled Debt Restructurings by Debtors, no gain was recorded. Instead, the Company recorded additional premiums of approximately $19.3 million and $13.6 million during the three months ended March 31, 2026 and June 30, 2026, respectively, which is included in long-term debt, net on the Company's unaudited condensed consolidated balance sheets.
The premium will result in interest expense being recognized at an effective interest rate of approximately 5.33% and 0.15% through the term of the 2030 First Lien Notes and 2031 Second Lien Notes, respectively. The difference in the contractual interest payments and effective interest expense will reduce the premium.
The following table details the repurchase activity of the 2028 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Repurchased amount at par value	$—	$4,500	$4,300	$96,739
Weighted-average percentage of par	—%	52.0%	51.0%	53.6%
Net gain on retirement of debt(a)	$—	$2,125	$2,080	$44,009
(a) Included in the unaudited condensed consolidated statement of operations.
The 2030 First Lien Notes, the 2031 Second Lien Notes, and the 2028 Notes, are classified as Level 2 instruments which was determined based on the trading values of these instruments in an inactive market as of the reporting date. As of September 30, 2026, the fair values are as follows:

Fair Value
(In thousands)
2030 First Lien Notes	$58,176
2031 Second Lien Notes	$79,463
2028 Notes	$3,777
After giving effect to all the repurchases of the outstanding debt, the Company has approximately $19.9 million remaining under the current debt repurchase authorization by the Board of Directors on a cash basis.
Asset-Backed Line of Credit
The following tranches are outstanding on the Company's Current ABL Facility as of September 30, 2026:

	Tranche 1	Tranche 2	Tranche 3
Amount (in thousands)	$7,000	$5,000	$10,000
Draw date(1)	7/6/2026	9/21/2026	9/22/2026
Interest rate	6.37%	6.50%	6.69%
Maturity date	1/3/2027	12/20/2026	3/21/2027
(1) Tranche 2 was converted from an advance to a draw, and the maturity date of Tranche 3 was extended as of the dates displayed.
The Company borrowed $32.0 million and repaid $20.0 million during the nine months ended September 30, 2026. After giving effect to the outstanding balance, and adjustments to account for the Borrowing Base, the Company's borrowing capacity was approximately $21.2 million as of September 30, 2026.
While the Company’s cash flows are considered to be sufficient to fund our current operations, the Company has used and may continue to use borrowings under the Current ABL Facility to meet future cash needs for working capital or business initiatives.

Future Minimum Principal Payments
Future scheduled minimum principal payments of long-term debt as of September 30, 2026, are as follows:

Long-term debt
(In thousands)
Remainder of 2026	$—
2027	—
2028	7,516
2029	—
2030	60,600
2031	235,113
Total debt	$303,229
The deferred financing costs included in interest expense for all instruments for the three and nine months ended September 30, 2026 were approximately $0.2 million and $0.8 million, respectively. The deferred financing costs included in interest expense for all instruments, for the three and nine months ended September 30, 2025 was approximately $0.4 million and $1.3 million, respectively. The Company was in compliance with all of its debt covenants as of September 30, 2026 and expects to remain in compliance with all covenants over at least the next 12 months.
10. INCOME TAXES
The Company uses the estimated annual effective tax rate method under Accounting Standards Codification No. 740-270, Interim Reporting to calculate the provision for income taxes. The Company recorded a benefit from income taxes of approximately $9.4 million on a pre-tax loss of $138.6 million for the nine months ended September 30, 2026. This results in an effective tax rate of approximately 6.8%. The estimated annual effective tax rate differs from the federal statutory tax rate of 21% primarily due to the impact of state taxes, non-deductible expenses, and the impact of the valuation allowance against disallowed interest expense and net operating losses.
The Company recorded a benefit from income taxes of approximately $6.8 million on a pre-tax loss of $99.4 million for the nine months ended September 30, 2025. This results in an effective tax rate of approximately 6.9%, which includes approximately $14.6 million of discrete tax expense related to valuation allowance for net operating losses, and approximately $6.6 million of discrete tax expense related to the impact of the change of accounting estimate for radio broadcasting licenses. The estimated annual effective tax rate differs from the federal statutory tax rate of 21% primarily due to the impact of state taxes, non-deductible impairment expenses, and the impact of the valuation allowance against disallowed interest expense and net operating losses.
In accordance with Accounting Standards Codification No. 740, Accounting for Income Taxes, the Company continues to evaluate the realizability of its net deferred tax assets (“DTAs”) by assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. Management considers all available evidence, both negative and positive, that could impact the future realization of these. As of September 30, 2026, the Company maintains a valuation allowance on its DTAs, most significantly its net operating losses and disallowed interest expense assets, after taking into consideration future taxable income from reversing deferred tax liabilities.
The Company is subject to continuous examination of the Company’s income tax returns by the Internal Revenue Service and other domestic tax authorities. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations.

11. STOCKHOLDERS' EQUITY
Common Stock
The Company has four classes of common stock, Class A, Class B, Class C and Class D. Generally, the shares of each class are identical in all respects and entitle the holders thereof to the same rights and privileges. However, with respect to voting rights, each share of Class A Common Stock entitles its holder to one vote, and each share of Class B Common Stock entitles its holder to ten votes. The holders of Class C and Class D Common Stock are not entitled to vote on any matter. The holders of Class A Common Stock can convert such shares into shares of Class C or Class D Common Stock. Subject to certain limitations, the holders of Class B Common Stock can convert such shares into shares of Class A Common Stock. The holders of Class C Common Stock can convert such shares into shares of Class A Common Stock. The holders of Class D Common Stock have no such conversion rights.
On September 27, 2022, the Company’s Board of Directors approved the Company's ability to repurchase up to $0.5 million of shares in the aggregate from employees who want to sell in connection with our equity compensation plan. The Company exhausted the entire amount due to repurchases from some employees upon their stock vest during the second quarter of 2026.
On June 17, 2026, the Company’s Board of Directors approved an employee share repurchase program to repurchase up to $1.0 million of the Company's outstanding Class A and/or Class D Common Stock during any single calendar year (collectively, the “Annual Repurchase Program”). The Annual Repurchase Program is executed in strict compliance with the terms, conditions, and restrictive covenants set forth in the Indenture as noted in Note 9 - Debt, as well as all applicable federal and state securities laws and regulations. Any unused amounts under the Annual Repurchase Program may be carried over from one year to the next, with the maximum amount to be spent in any single calendar year capped at $4.0 million for each class of shares.
The following table details our stock repurchases under the Annual Repurchase Program during the three and nine months ended September 30, 2026:

	Three months ended September 30, 2026	Nine months ended September 30, 2026
	Class D	Class D
Shares of common stock repurchased	46,747	176,290
Average price paid per share	$4.44	$4.49
Total cost (in thousands)	$208	$791
After giving effect to the above transaction and prior activity, the Annual Repurchase Program has approximately $0.2 million remaining under the authorization for the balance of the year ending December 31, 2026.
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
During the three and nine months ended September 30, 2026, the Company executed stock vest tax repurchases of 8,326 shares of Class D Common Stock for approximately $34 thousand at an average price of $4.10 per share, and 156,027 shares of Class D Common Stock for approximately $0.7 million at an average price of $4.52 per share, respectively.
During the three and nine months ended September 30, 2025, the Company executed stock vest tax repurchases of 9,767 shares of Class D Common Stock for approximately $0.1 million at an average price of $6.82 per share, and 49,211 shares of Class D Common Stock for approximately $0.4 million at an average price of $7.60 per share, respectively.
Stock Option and Restricted Stock Grant Plan
The 2026 and 2019 Equity and Performance Incentive Plans are equity performance incentive plans for stock options and restricted stock, each. Both Class A and Class D Common Stock are available for grant. The Company settles stock options, net of tax, upon exercise by issuing stock.

On October 1, 2024, the Company held its 2024 Annual Stockholder's meeting. At that meeting, the stockholders approved a second amendment and restatement (the “2024 Second Incentive Plan Amendment and Restatement”) of the Urban One 2019 Equity and Performance Incentive Plan (the “2019 Plan”) to (i) correct a typographical error with respect to the duration of options and (ii) increase the number of Class A and Class D shares available for issuance. The 2024 Second Incentive Plan Amendment and Restatement was approved and, as a result, 75,000 shares of Class A Common Stock and 700,000 shares of Class D Common Stock were added to the 2019 Plan. The total number of shares authorized for issuance under the 2019 Incentive Plan, giving effect to its original authorization of 550,000 Class D shares, the first amendment and restatement in 2021 with its 200,000 Class A shares and 551,958 Class D shares and the 2024 Second Incentive Plan Amendment and Restatement is (i) 75,000 shares of the Company's Class A Common Stock and (ii) 1,801,958 shares of the Company's Class D Common Stock. Immediately after giving effect to the 2024 Second Incentive Plan Amendment and Restatement (i) 200,000 shares of the Company's Class A Common Stock are ungranted and in reserve and (ii) 700,000 shares of the Company's Class D Common Stock were ungranted and in reserve.
On June 11, 2026, the Company held its 2026 Annual Shareholders' meeting. At that meeting, the shareholders approved the 2026 Equity and Performance Incentive Plan (the "2026 Incentive Plan"). The 2026 Incentive Plan is intended to be a successor to the Urban One, Inc. 2019 Second Amended and Restated Equity and Performance Incentive Plan. The 2019 Plan expires by its terms on April 10, 2029. As the 2026 Incentive Plan was approved and adopted, no further awards of any kind will be granted pursuant to the 2019 Equity Plan, although outstanding stock options and restricted stock awards under the 2019 Equity Plan will remain outstanding pursuant to the terms of that plan. Subject to the conditions outlined below, the total number of shares of Common Stock which may be issued pursuant to Awards granted under the 2026 Incentive Plan is 1,000,000 shares of Class A Common Stock and 1,000,000 shares of Class D Common Stock plus any shares not subject to outstanding awards under any prior plan as of the Effective Date and any shares subject to outstanding awards under any prior plan as of the Effective Date that, on or after the Effective Date, cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and nonforfeitable shares of Class A Common Stock or Class D Common Stock). There are 200,000 shares of Class A Common Stock and 300,000 shares of Class D Common Stock available under the 2019 Plan and, therefore, the total and aggregate number of shares subject to the 2026 Incentive Plan is 1,200,000 shares of Class A Common Stock and 1,300,000 shares of Class D Common Stock. As of September 30, 2026, the Company had 1,200,000 shares of Class A Common Stock and 1,038,930 shares of Class D Common Stock available to grant under the 2026 Incentive Plan after taking into account available shares rolled into the 2026 Incentive Plan from the 2019 Equity Plan, as amended in 2024.
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
Restricted stock grants for Class A and Class D shares are included in the Company’s outstanding share numbers on the effective date of grant. As of September 30, 2026, approximately $0.4 million of total unrecognized compensation cost related to awards of restricted Class D Common Stock is expected to be recognized over a weighted-average period of 1.16 years. The unrecognized stock-based compensation costs for liability-classified awards is approximately $3.2 million, which is expected to be recognized over a 2.25-year period.
Activity relating to grants of restricted shares of Class D Common Stock for the nine months ended September 30, 2026 is summarized below:

	Shares(a)	Weighted-Average Fair Value at Grant Date(a)
Unvested at December 31, 2025	66,126	$7.99
Grants(b)	431,026	4.47
Vested(b)	(402,672)	4.98
Forfeited/cancelled/expired	—	—
Unvested at September 30, 2026	94,480	$4.76
(a) Adjusted retroactively for the Reverse Stock Split, refer to Note 2 - Summary of Significant Accounting Policies.
(b) Granted and vested shares include the settlement of stock-based compensation liability of approximately $1.7 million for the nine months ended September 30, 2026.

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
In addition to the reportable segments above, the Company has a “Corporate/Eliminations/Other” category that includes business activities not directly attributable to a specific reportable segment. Each of our four reportable segments operates in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.
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
The Company defines Segment Adjusted EBITDA as net revenue less: (1) programming and technical, (2) sales and marketing, (3) general and administrative operating expenses, plus (4) severance-related costs, and (5) other costs (income).

Detailed segment data for the three and nine months ended September 30, 2026 and 2025 is presented in the following table:

	Three Months Ended September 30, 2026
	(In thousands)
	Radio Broadcasting	Reach Media	Digital	Cable Television

NET REVENUE	$36,740	$5,057	$9,578	$37,320
Less:
Programming and technical	11,490	3,176	3,360	14,035
Sales and marketing	11,187	2,367	6,373	7,237
General and administrative	8,138	587	371	3,353
Add back:
Severance-related costs	29	—	379	—
Other costs	460	—	—	845
Segment Adjusted EBITDA	$6,414	$(1,073)	$(147)	$13,540

	Three Months Ended September 30, 2025
	(In thousands)
	Radio Broadcasting	Reach Media	Digital	Cable Television

NET REVENUE	$34,725	$6,147	$12,696	$39,790
Less:
Programming and technical	14,275	3,089	3,238	14,267
Sales and marketing	10,699	2,624	8,245	7,161
General and administrative	7,011	726	484	3,852
Add back:
Severance-related costs	1,223	83	35	6
Litigation settlement costs(b)	3,078	—	—	—
Other costs	77	—	—	—
Segment Adjusted EBITDA	$7,118	$(209)	$764	$14,516

	Nine Months Ended September 30, 2026
	(In thousands)
	Radio Broadcasting	Reach Media	Digital	Cable Television

NET REVENUE	$102,552	$14,672	$25,762	$110,473
Less:
Programming and technical	34,006	9,462	9,527	39,185
Sales and marketing	33,346	5,915	16,858	20,553
General and administrative	21,503	1,996	1,372	10,890
Add back:
Severance-related costs	128	72	394	—
Other costs	696	—	—	845
Segment Adjusted EBITDA	$14,521	$(2,629)	$(1,601)	$40,690

	Nine Months Ended September 30, 2025
	(In thousands)
	Radio Broadcasting	Reach Media	Digital	Cable Television

NET REVENUE	$104,028	$17,315	$33,162	$124,053
Less:
Programming and technical	35,561	9,635	9,692	39,548
Sales and marketing	35,634	7,802	21,604	22,088
General and administrative	20,434	2,487	1,229	11,258
Add back/(deduct):
Severance-related costs	1,300	198	37	6
Litigation settlement costs(b)	3,078	—	—	—
Other costs (income)	127	—	2	(1)
Segment Adjusted EBITDA	$16,904	$(2,411)	$676	$51,164

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)

Segment Adjusted EBITDA	$18,734	$22,189	$50,981	$66,333
Less: Corporate/Eliminations/Other	(6,465)	(7,988)	(22,333)	(25,315)
Corporate costs(a)	1,252	524	2,467	1,633
Litigation settlement costs(b)	—	3,078	—	3,078
Severance-related costs	403	1,620	622	1,839
Other non-recurring expenses	845	—	845	466
Stock-based compensation	798	365	2,679	1,615
Depreciation and amortization	6,648	6,104	19,009	11,942
Impairment of goodwill, intangible assets and long-lived assets	128,882	—	143,039	136,521
Interest and investment income	(14)	(512)	(22)	(2,094)
Interest expense	1,996	9,448	8,473	30,076
Gain on sale of business	(3,219)	—	(7,890)	—
Gain on retirement of debt	—	(2,125)	(2,080)	(44,009)
Other expense (income), net	51	(359)	102	(675)
Loss before benefit from income taxes	$(125,373)	$(3,942)	$(138,596)	$(99,374)
(a) Corporate costs primarily include professional fees related to the material weakness remediation efforts as well as legal costs related to acquisition activities.
(b) Non-recurring litigation settlement costs include an approximate $3.1 million charge related to the rate increase for royalties for historical periods

	Three Months Ended September 30,
	2026	2025
	(In thousands)
Capital expenditures:
Radio Broadcasting	$345	$1,791
Reach Media	15	84
Digital	273	376
Cable Television	20	298
All other - corporate/eliminations	466	552
Consolidated	$1,119	$3,101

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Capital expenditures:
Radio Broadcasting	$4,273	$4,516
Reach Media	92	91
Digital	887	1,040
Cable Television	95	298
All other - corporate/eliminations	871	920
Consolidated	$6,218	$6,865
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
Royalty Agreements
Musical works rights holders, songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the American Society of Composers Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”). The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations (“PRO”), particularly ASCAP and BMI, and new entities, such as Global Music Rights Inc. (“GMR”), have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders. These licenses periodically come up for renewal and the outcome of these renewal negotiations could impact, and potentially increase, the Company’s music license fees. In addition, there is no guarantee that additional PRO's will not emerge, which could impact, and in some circumstances increase, the Company’s royalty rates and negotiation costs.
As a participating member of the Radio Music Licensing Committee (“RMLC”), the Company is a party to a settlement reached with GMR on February 7, 2022. This agreement established a 4-year license running from April 1, 2022 to March 31, 2026. The license included an optional 3-year extended term that the Company has opted into with the agreement now running through March 31, 2029. On August 19, 2025, the RMLC announced that it had settled litigation with BMI and ASCAP concerning licensing arrangements and that the settlement has led to new license agreements for member organizations. Both agreements are retroactive to January 1, 2022, and run through December 31, 2029. Each of the new BMI and ASCAP licenses maintain the same percentage-of-revenue license fee structure of the prior licensing arrangements and continue to provide for broad coverage of over-the-air programming, as well as simulcast/website transmissions of podcasts/archived content. While the percentage rates in the new licensing arrangements are higher than the old rates, they are lower than the rates sought by each of BMI and ASCAP in the now-settled litigation.

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
14. SUBSEQUENT EVENTS
On November 6, 2026, the Company entered into an agreement to sell a property in Charlotte, North Carolina with a carrying value of approximately $1.6 million for approximately $12.0 million. The sale is expected to be completed in the first quarter of 2027.

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
The following table shows the percentage of unaudited condensed consolidated net revenue generated by each reporting segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Radio Broadcasting segment	41.7%	37.5%	40.8%	37.6%
Reach Media segment	5.7%	6.6%	5.8%	6.3%
Digital segment	10.9%	13.7%	10.2%	12.0%
Cable Television segment	42.4%	42.9%	43.9%	44.8%
All other - corporate/eliminations	(0.7)%	(0.7)%	(0.7)%	(0.7)%
The following table shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Percentage of core radio business generated from local advertising	64.5%	64.0%	63.1%	65.0%
Percentage of core radio business generated from national advertising, including network advertising	30.1%	30.7%	30.2%	29.6%
Percentage of core radio business generated from other revenue	5.4%	5.3%	6.7%	5.4%

The following table shows the sources of our net revenue for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(In thousands)
Net revenue:
Radio advertising	$38,059	$38,123	$(64)	(0.2)%
Political advertising	843	201	642	*NM
Digital advertising	9,532	12,685	(3,153)	(24.9)%
Cable Television advertising	21,429	22,674	(1,245)	(5.5)%
Cable Television affiliate fees	15,880	17,089	(1,209)	(7.1)%
Event revenues & other	2,262	1,905	357	18.7%
Net revenue	$88,005	$92,677	$(4,672)	(5.0)%
*NM - Not meaningful.

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(In thousands)
Net revenue:
Radio advertising	$104,915	$112,967	$(8,052)	(7.1)%
Political advertising	2,986	594	2,392	*NM
Digital advertising	25,702	33,148	(7,446)	(22.5)%
Cable Television advertising	61,297	71,076	(9,779)	(13.8)%
Cable Television affiliate fees	49,043	52,867	(3,824)	(7.2)%
Event revenues & other	7,470	5,891	1,579	26.8%
Net revenue	$251,413	$276,543	$(25,130)	(9.1)%
*NM - Not meaningful.
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
URBAN ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS
The following table summarizes our historical unaudited condensed consolidated results of operations:
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

	Three Months Ended September 30,
	2026	2025	Change
	(In thousands)
Net revenue	$88,005	$92,677	$(4,672)	(5.0)%
Operating expenses:
Programming and technical, excluding stock-based compensation	31,891	34,705	(2,814)	(8.1)%
Selling, general and administrative, excluding stock-based compensation	46,345	48,993	(2,648)	(5.4)%
Stock-based compensation	798	365	433	*NM
Depreciation and amortization	6,648	6,104	544	8.9%
Impairment of goodwill, intangible assets and long-lived assets	128,882	—	128,882	100.0%
Total operating expenses	214,564	90,167	124,397	*NM
Operating (loss) income	(126,559)	2,510	(129,069)	*NM
Interest and investment income	14	512	(498)	(97.3)%
Interest expense	(1,996)	(9,448)	7,452	(78.9)%
Gain on sale of business	3,219	—	3,219	100.0%
Gain on retirement of debt	—	2,125	(2,125)	(100.0)%
Other (expense) income, net	(51)	359	(410)	*NM
Loss before benefit from income taxes	(125,373)	(3,942)	(121,431)	*NM
Benefit from income taxes	6,250	1,121	5,129	*NM
Net loss from consolidated operations	(119,123)	(2,821)	(116,302)	*NM
Net income attributable to non-controlling interests	95	9	86	*NM
Net loss attributable to common stockholders	$(119,218)	$(2,830)	$(116,388)	*NM
*NM - Not meaningful.

Net revenue

Three Months Ended September 30,		Change
2026	2025
$88,005	$92,677	$(4,672)	(5.0)%
During the three months ended September 30, 2026, we recognized approximately $88.0 million in net revenue compared to approximately $92.7 million during the three months ended September 30, 2025. These amounts are net of agency commissions. We recognized approximately $36.7 million of revenue from our Radio Broadcasting segment during the three months ended September 30, 2026, compared to approximately $34.7 million during the three months ended September 30, 2025, an increase of approximately $2.0 million. This increase was primarily driven by increased revenue from acquired stations and political campaigns, partially offset by weaker overall market demand from the national and local advertisers. We recognized approximately $5.1 million of revenue from our Reach Media segment during the three months ended September 30, 2026, compared to approximately $6.1 million for the three months ended September 30, 2025, a decrease of approximately $1.0 million. This decrease was primarily driven by lower demand and overall network audio market decline. We recognized approximately $9.6 million of revenue from our Digital segment during the three months ended September 30, 2026, compared to approximately $12.7 million for the three months ended September 30, 2025, a decrease of approximately $3.1 million. This decrease was primarily driven by reduced demand for diversity, equity and inclusion-focused spend and lower effective rates on campaigns. We recognized approximately $37.3 million of revenue from our Cable Television segment during the three months ended September 30, 2026, compared to approximately $39.8 million for the three months ended September 30, 2025, a decrease of approximately $2.5 million. This decrease was primarily driven by the churn of subscribers and lower advertising rates.
Operating Expenses
Programming and technical, excluding stock-based compensation

Three Months Ended September 30,		Change
2026	2025
$31,891	$34,705	$(2,814)	(8.1)%
Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution, and broadcast of programming content on our radio stations. Programming and technical expenses for the Radio Broadcasting segment also include expenses associated with our programming research activities and music royalties. For our Digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our Cable Television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. Programming and technical expenses were approximately $31.9 million for the three months ended September 30, 2026, compared to approximately $34.7 million for the three months ended September 30, 2025, respectively. The approximately $2.8 million decrease is primarily due to non-recurring music license settlement costs recorded during the three months ended September 30, 2025, offset by an increase in all expense categories due to station acquisitions.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Change
2026	2025
$46,345	$48,993	(2,648)	(5.4)%
Selling, general and administrative expenses include expenses associated with our sales departments, offices, corporate headquarters and facilities, marketing and promotional expenses, special events and sponsorships, and back-office expenses. Expenses associated with securing ratings data for our radio stations and visitors’ data for our websites, personnel, and other corporate overhead functions are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the Radio Broadcasting segment and Digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our Digital segment. Selling, general and administrative expenses were approximately $46.3 million for the three months ended September 30, 2026, compared to approximately $49.0 million for the three months ended September 30, 2025, a decrease of approximately $2.6 million. Expenses in our Digital segment decreased by approximately $2.0 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to a decrease in traffic acquisition costs and commissions due to lower revenue. Expenses in our Cable segment decreased by approximately $0.4 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to decreased research related expenses. Expenses in our Radio Broadcasting segment increased approximately $1.6 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to an increase in all expense categories due to station acquisitions, offset by lower severance costs. Expenses in our Reach Media segment decreased approximately $0.4 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to lower marketing and affiliate station compensation expenses. Expenses in corporate decreased approximately $1.5 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to lower professional service fees.
Stock-based compensation

Three Months Ended September 30,		Change
2026	2025
$798	$365	$433	*NM
Stock-based compensation expense was approximately $0.8 million for the three months ended September 30, 2026, compared to approximately $0.4 million for the three months ended September 30, 2025, an increase of approximately $0.4 million. The increase in stock-based compensation was primarily due to stock awards for executive officers.
Depreciation and amortization

Three Months Ended September 30,		Change
2026	2025
$6,648	$6,104	$544	8.9%
Depreciation and amortization expense was approximately $6.6 million for the three months ended September 30, 2026, compared to approximately $6.1 million for the three months ended September 30, 2025, an increase of approximately $0.5 million. This increase is primarily driven by the Radio Broadcasting license additions due to station acquisitions in 2026. Refer to Note 7 - Dispositions and Acquisitions.

Impairment of goodwill, intangible assets and long-lived assets

Three Months Ended September 30,		Change
2026	2025
128,882	—	$128,882	100.0%
Impairment of goodwill, intangible assets and long-lived assets was approximately $128.9 million during the three months ended September 30, 2026. The Company recorded an impairment charge of approximately $62.5 million related to radio broadcasting licenses, $25.4 million related to the Radio Broadcasting reporting unit, and $40.9 million related to the Cable Television reporting unit during the three months ended September 30, 2026. See Note 8 - Goodwill, Net and Intangible Assets, Net of the Company’s unaudited condensed consolidated financial statements for further discussion.
Interest expense

Three Months Ended September 30,		Change
2026	2025
$(1,996)	$(9,448)	$7,452	(78.9)%
Interest expense was approximately $2.0 million for the three months ended September 30, 2026, compared to approximately $9.4 million for the three months ended September 30, 2025, a decrease of approximately $7.5 million. This decrease was due to lower overall debt balances outstanding as well as lower effective interest rates. See Note 9 - Debt of the Company’s unaudited condensed consolidated financial statements for further discussion.
Gain on sale of business

Three Months Ended September 30,		Change
2026	2025
$3,219	$—	$3,219	100.0%
On April 28, 2026, the Company entered into an agreement to sell radio station KZMJ from the Radio Broadcasting segment to Fuzion Dallas, LLC for approximately $6.0 million. The transactions included the transfer of each station’s FCC license and related assets and were subject to approval by the FCC and other customary closing conditions. All stations operated in their current format until the transaction received FCC approval and closed. FCC approval was obtained on June 23, 2026 and the Company completed the sale of KZMJ on July 6, 2026. The Company recognized a gain of approximately $3.2 million on the KZMJ disposition in the third quarter of 2026. Refer to Note 7 - Dispositions and Acquisitions.
Gain on retirement of debt

Three Months Ended September 30,		Change
2026	2025
$—	$2,125	$(2,125)	(100.0)%
During the three months ended September 30, 2025, the Company repurchased approximately $4.5 million of its 2028 Notes at an average price of approximately 52.0% of par, resulting in a net gain on retirement of debt of approximately $2.1 million.

Benefit from income taxes

Three Months Ended September 30,		Change
2026	2025
$6,250	$1,121	$5,129	*NM
For the three months ended September 30, 2026, we recorded a benefit from income taxes of approximately $6.3 million resulting in an actual effective tax rate of 5.0% primarily due to the impact of impairment charges related to radio broadcasting licenses and goodwill. For the three months ended September 30, 2025, we recorded a benefit from income taxes of approximately $1.1 million resulting in an actual effective tax rate of 28.4%, which includes approximately $0.1 million of discrete tax expense primarily related to the impact of stock-based compensation.
The following table summarizes our historical unaudited condensed consolidated results of operations:
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
	2026	2025	Change
	(In thousands)
Net revenue	$251,413	$276,543	$(25,130)	(9.1)%
Operating expenses:
Programming and technical, excluding stock-based compensation	91,670	93,950	(2,280)	(2.4)%
Selling, general and administrative, excluding stock-based compensation	135,029	148,591	(13,562)	(9.1)%
Stock-based compensation	2,679	1,615	1,064	65.9%
Depreciation and amortization	19,009	11,942	7,067	59.2%
Impairment of goodwill, intangible assets and long-lived assets	143,039	136,521	6,518	4.8%
Total operating expenses	391,426	392,619	(1,193)	(0.3)%
Operating loss	(140,013)	(116,076)	(23,937)	20.6%
Interest and investment income	22	2,094	(2,072)	(98.9)%
Interest expense	(8,473)	(30,076)	21,603	(71.8)%
Gain on sale of business	7,890	—	7,890	100.0%
Gain on retirement of debt	2,080	44,009	(41,929)	(95.3)%
Other (expense) income, net	(102)	675	(777)	*NM
Loss before benefit from income taxes	(138,596)	(99,374)	(39,222)	39.5%
Benefit from income taxes	9,394	6,845	2,549	37.2%
Net loss	(129,202)	(92,529)	(36,673)	39.6%
Net income (loss) attributable to non-controlling interests	168	(55)	223	*NM
Net loss attributable to common stockholders	$(129,370)	$(92,474)	$(36,896)	39.9%
*NM - Not meaningful.

Net revenue

Nine Months Ended September 30,		Change
2026	2025
$251,413	$276,543	$(25,130)	(9.1)%
During the nine months ended September 30, 2026, we recognized approximately $251.4 million in net revenue compared to approximately $276.5 million during the nine months ended September 30, 2025. These amounts are net of agency commissions. We recognized approximately $102.6 million of revenue from our Radio Broadcasting segment during the nine months ended September 30, 2026, compared to approximately $104.0 million during the nine months ended September 30, 2025, a decrease of approximately $1.5 million. This decrease was primarily driven by weaker overall market demand from the national and local advertisers. We recognized approximately $14.7 million of revenue from our Reach Media segment during the nine months ended September 30, 2026, compared to approximately $17.3 million for the nine months ended September 30, 2025, a decrease of approximately $2.6 million. This decrease was primarily driven by lower demand and overall network audio market decline. We recognized approximately $25.8 million of revenue from our Digital segment during the nine months ended September 30, 2026, compared to approximately $33.2 million for the nine months ended September 30, 2025, a decrease of approximately $7.4 million. This decrease was primarily driven by the decrease in direct revenue streams, reflecting reduced advertising spend from diversity, equity and inclusion-focused campaigns. We recognized approximately $110.5 million of revenue from our Cable Television segment during the nine months ended September 30, 2026, compared to approximately $124.1 million for the nine months ended September 30, 2025, a decrease of approximately $13.6 million. The decrease was primarily driven by a decrease in audience viewership affecting advertising sales and the continued churn in subscribers.
Operating Expenses
Programming and technical, excluding stock-based compensation

Nine Months Ended September 30,		Change
2026	2025
$91,670	$93,950	$(2,280)	(2.4)%
Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution, and broadcast of programming content on our radio stations. Programming and technical expenses for the Radio Broadcasting segment also include expenses associated with our programming research activities and music royalties. For our Digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our Cable Television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. Programming and technical expenses were approximately $91.7 million for the nine months ended September 30, 2026, compared to approximately $94.0 million for the nine months ended September 30, 2025, a decrease of approximately $2.3 million. Expenses in our Cable Television segment for the nine months ended September 30, 2026, decreased approximately $0.4 million compared to the nine months ended September 30, 2025. This decrease is primarily driven by lower content amortization expenses. Expenses in our Reach Media segment for the nine months ended September 30, 2026, decreased approximately $0.2 million compared to the nine months ended September 30, 2025, which is relatively flat. Expenses in our Radio Broadcasting segment for the nine months ended September 30, 2026, decreased approximately $1.6 million, compared to the nine months ended September 30, 2025. This decrease was primarily driven by the non-recurring music license settlement costs recorded during the three months ended September 30, 2025, offset by an increase in all expense categories due to station acquisitions.

Selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Change
2026	2025
$135,029	$148,591	$(13,562)	(9.1)%
Selling, general and administrative expenses include expenses associated with our sales departments, offices, facilities, and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back-office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the Radio Broadcasting segment and Digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Selling, general and administrative expenses were approximately $135.0 million for the nine months ended September 30, 2026, compared to approximately $148.6 million for the nine months ended September 30, 2025, a decrease of approximately $13.6 million. Expenses in our Radio Broadcasting segment decreased approximately $1.2 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to lower bad debt and severance expenses, offset by an increase in all expense categories due to station acquisitions and an increase in medical expenses. Expenses in our Reach Media segment decreased approximately $2.4 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to lower bad debt expense and a decrease in station compensation expense. Expenses in our Digital segment decreased by approximately $4.6 million for the nine months ended September 30, 2026, compared to nine months ended September 30, 2025, primarily due to a decrease in traffic acquisition costs, lower commission expenses, and lower bad debt expense. Expenses in our Cable Television segment decreased approximately $1.9 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to favorable timing of certain campaigns and lower contract costs offset by increased compensation and traffic acquisition costs. Expenses in corporate decreased approximately $3.5 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to lower compensation costs and lower professional fees.
Stock-based compensation

Nine Months Ended September 30,		Change
2026	2025
$2,679	$1,615	$1,064	65.9%
Stock-based compensation expense was approximately $2.7 million for the nine months ended September 30, 2026, compared to approximately $1.6 million for the nine months ended September 30, 2025, an increase of approximately $1.1 million. The increase in stock-based compensation was primarily due to stock awards for executive officers.
Depreciation and amortization

Nine Months Ended September 30,		Change
2026	2025
$19,009	$11,942	$7,067	59.2%
Depreciation and amortization expense was approximately $19.0 million for the nine months ended September 30, 2026, compared to approximately $11.9 million for the nine months ended September 30, 2025, an increase of approximately $7.1 million. This increase is primarily driven by the Radio Broadcasting licenses amortization, which began in June 2025.

Impairment of goodwill, intangible assets and long-lived assets

Nine Months Ended September 30,		Change
2026	2025
$143,039	$136,521	$6,518	4.8%
Impairment of goodwill, intangible assets and long-lived assets was approximately $143.0 million during the nine months ended September 30, 2026, compared to approximately $136.5 million for the nine months ended September 30, 2025. The Company recorded an impairment charge of approximately $13.9 million related to the Reach Media reporting unit, $0.3 million related to the long-lived asset group in Reach Media, $62.5 million related to radio broadcasting licenses, $25.4 million related to the Radio Broadcasting reporting unit, and $40.9 million related to the Cable Television reporting unit for the nine months ended September 30, 2026, compared to an impairment charge of approximately $136.5 million related to goodwill and radio broadcasting licenses in the Radio Broadcasting reporting unit for the nine months ended September 30, 2025. See Note 8 - Goodwill, Net and Intangible Assets, Net of the Company’s unaudited condensed consolidated financial statements for further discussion.
Interest expense

Nine Months Ended September 30,		Change
2026	2025
$(8,473)	$(30,076)	$21,603	(71.8)%
Interest expense was approximately $8.5 million for the nine months ended September 30, 2026, compared to approximately $30.1 million for the nine months ended September 30, 2025, a decrease of approximately $21.6 million. The decrease was due to lower overall debt balances outstanding and the lower effective interest rates during the nine months ended September 30, 2026. See Note 9 - Debt of the Company’s unaudited condensed consolidated financial statements for further discussion.
Gain on sale of business

Nine Months Ended September 30,		Change
2026	2025
$7,890	$—	$7,890	100.0%
The Company sold WMXG and WLNK-FM radio broadcasting licenses in Charlotte, North Carolina along with the associated station assets from the Radio Broadcasting segment on June 1, 2026 and recognized a gain of approximately $4.7 million. The Company also sold radio station KZMJ from the Radio Broadcasting segment on July 6, 2026 and recognized a gain of approximately $3.2 million. Both of these gains are included in Gain On Sale Of Business in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2026. Refer to Note 7 - Dispositions and Acquisitions.
Gain on retirement of debt

Nine Months Ended September 30,		Change
2026	2025
$2,080	$44,009	$(41,929)	(95.3)%
There was approximately a $2.1 million gain on retirement of debt for the nine months ended September 30, 2026, compared to approximately $44.0 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, the Company repurchased approximately $4.3 million of its 2028 Notes at a weighted average price of approximately 51.0% of par, resulting in a net gain on retirement of debt of approximately $2.1 million. During the nine months ended September 30, 2025, the Company repurchased approximately $96.7 million of its 2028 Notes at an average price of approximately 53.6% of par, resulting in a net gain on retirement of debt of approximately $44.0 million.

Benefit from income taxes

Nine Months Ended September 30,		Change
2026	2025
$9,394	$6,845	$2,549	37.2%
For the nine months ended September 30, 2026, we recorded a benefit from income taxes of approximately $9.4 million resulting in an actual effective tax rate of 6.8% primarily due to the impact of impairment charges related to radio broadcasting licenses, long-lived assets, and goodwill. For the nine months ended September 30, 2025, we recorded a benefit from income taxes of approximately $6.8 million resulting in an actual effective tax rate of 6.9%. This rate includes approximately $14.6 million of discrete tax expense related to valuation allowance for net operating losses, and approximately $6.6 million of discrete tax expense related to the impact of the change of accounting estimate for radio broadcasting licenses.
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

Broadcast and digital operating income was approximately $19.4 million for the three months ended September 30, 2026, compared to approximately $20.0 million for the three months ended September 30, 2025, a decrease of approximately $0.5 million or 2.7%. This decrease was primarily due to higher broadcast and digital operating income at our Radio Broadcasting segment, offset by lower broadcast and digital operating income at our Cable Television segment and broadcast and digital operating losses at our Reach Media and Digital segments compared to operating income in the prior year period. Our Radio Broadcasting segment generated approximately $5.9 million of broadcast and digital operating income during the three months ended September 30, 2026, compared to approximately $2.7 million during the three months ended September 30, 2025, primarily due to lower expenses. Our Cable Television segment generated approximately $14.3 million of broadcast and digital operating income during the three months ended September 30, 2026, compared to approximately $16.1 million during the three months ended September 30, 2025. The decrease in our Cable Television segment’s broadcast and digital operating income was primarily due to lower revenues. Our Reach Media segment generated broadcast and digital operating loss of approximately $0.5 million during the three months ended September 30, 2026, compared to broadcast and digital operating income of approximately $0.4 million during the three months ended September 30, 2025, primarily due to lower revenues. Our Digital segment generated broadcast and digital operating loss of approximately $0.5 million during the three months ended September 30, 2026, compared to broadcast and digital operating income of approximately $0.7 million during the three months ended September 30, 2025, primarily due to lower revenues.
Broadcast and digital operating income was approximately $56.4 million for the nine months ended September 30, 2026, compared to approximately $68.6 million for the nine months ended September 30, 2025, a decrease of approximately $12.2 million or 17.8%. The decrease was primarily due to lower broadcast and digital operating income at our Cable Television segment, higher broadcast and digital operating loss at our Digital and Reach Media segments, offset by higher broadcast and digital operating income at our Radio Broadcasting segment. Our Digital segment generated broadcast and digital operating loss of approximately $2.0 million during the nine months ended September 30, 2026, compared to broadcast and digital operating income of approximately $0.6 million during the nine months ended September 30, 2025, primarily due to lower revenue offset by lower operating expenses. Reach Media generated broadcast and digital operating loss of approximately $0.8 million during the nine months ended September 30, 2026, compared to approximately $0.3 million during the nine months ended September 30, 2025, primarily due to lower revenue offset by lower operating expenses. Cable Television generated approximately $45.4 million of broadcast and digital operating income during the nine months ended September 30, 2026, compared to approximately $55.9 million during the nine months ended September 30, 2025. The decrease in the Cable Television segment’s broadcast and digital operating income was primarily from lower revenue offset by lower operating expenses. Our Radio Broadcasting segment generated approximately $13.7 million of broadcast and digital operating income during the nine months ended September 30, 2026, compared to approximately $12.4 million during the nine months ended September 30, 2025, primarily due to lower revenue offset by lower operating expenses.
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

Summary Of Performance
The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Net revenue	$88,005	$92,677	$251,413	$276,543
Broadcast and digital operating income	19,424	19,958	56,440	68,638
Adjusted EBITDA	12,269	14,201	28,648	41,018
Net loss attributable to common stockholders	(119,218)	(2,830)	(129,370)	(92,474)
The reconciliation of net loss attributable to common stockholders to Broadcast and digital operating income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Net loss attributable to common stockholders	$(119,218)	$(2,830)	$(129,370)	$(92,474)
Add back/(deduct) certain non-broadcast and digital operating income items included in net loss:
Interest and investment income	(14)	(512)	(22)	(2,094)
Interest expense	1,996	9,448	8,473	30,076
Benefit from income taxes	(6,250)	(1,121)	(9,394)	(6,845)
Corporate selling, general and administrative, excluding stock-based compensation(a)	9,655	10,979	31,726	34,636
Stock-based compensation	798	365	2,679	1,615
Gain on sale of business	(3,219)	—	(7,890)	—
Gain on retirement of debt	—	(2,125)	(2,080)	(44,009)
Other expense (income), net	51	(359)	102	(675)
Depreciation and amortization	6,648	6,104	19,009	11,942
Net income (loss) attributable to non-controlling interests	95	9	168	(55)
Impairment of goodwill, intangible assets and long-lived assets	128,882	—	143,039	136,521
Broadcast and digital operating income	$19,424	$19,958	$56,440	$68,638
(a) Corporate selling, general and administrative expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions.

The reconciliation of net loss attributable to common stockholders to Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Net loss attributable to common stockholders	$(119,218)	$(2,830)	$(129,370)	$(92,474)
Add back/(deduct) certain Adjusted EBITDA items included in net loss:
Interest and investment income	(14)	(512)	(22)	(2,094)
Interest expense	1,996	9,448	8,473	30,076
Benefit from income taxes	(6,250)	(1,121)	(9,394)	(6,845)
Depreciation and amortization	6,648	6,104	19,009	11,942
EBITDA	$(116,838)	$11,089	$(111,304)	$(59,395)
Stock-based compensation	798	365	2,679	1,615
Gain on sale of business	(3,219)	—	(7,890)	—
Gain on retirement of debt	—	(2,125)	(2,080)	(44,009)
Other expense (income), net	51	(359)	102	(675)
Net income (loss) attributable to non-controlling interests	95	9	168	(55)
Corporate costs(a)	1,252	524	2,467	1,633
Litigation settlement costs(b)	—	3,078	—	3,078
Severance-related costs	403	1,620	622	1,839
Impairment of goodwill, intangible assets and long-lived assets	128,882	—	143,039	136,521
Other non-recurring expenses	845	—	845	466
Adjusted EBITDA	$12,269	$14,201	$28,648	$41,018
(a) Corporate costs primarily include professional fees related to the material weakness remediation efforts as well as legal costs related to acquisition activities.
(b) Non-recurring litigation settlement costs include an approximate $3.1 million charge related to the rate increase for royalties for historical periods.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our asset-backed credit facility. Our cash, cash equivalents and restricted cash balance was approximately $18.0 million as of September 30, 2026. As of September 30, 2026, there were $22.0 million borrowings outstanding on the Current ABL Facility (as defined below) which has up to $75.0 million in overall capacity (subject to determination with reference to the "Borrowing Base", as defined in the Current ABL Facility).
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

2026 Incentive Plan
On June 11, 2026, the Company held its 2026 Annual Shareholders' meeting. At that meeting, the shareholders approved the 2026 Equity and Performance Incentive Plan (the "2026 Incentive Plan"). The 2026 Incentive Plan is intended to be a successor to the Urban One, Inc. 2019 Second Amended and Restated Equity and Performance Incentive Plan. The 2019 Plan expires by its terms on April 10, 2029. As the 2026 Incentive Plan was approved and adopted, no further awards of any kind will be granted pursuant to the 2019 Equity Plan, although outstanding stock options and restricted stock awards under the 2019 Equity Plan will remain outstanding pursuant to the terms of that plan. Subject to the conditions outlined below, the total number of shares of Common Stock which may be issued pursuant to Awards granted under the 2026 Incentive Plan is 1,000,000 shares of Class A Common Stock and 1,000,000 shares of Class D Common Stock plus any shares not subject to outstanding awards under any prior plan as of the Effective Date and any shares subject to outstanding awards under any prior plan as of the Effective Date that, on or after the Effective Date, cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and nonforfeitable shares of Class A Common Stock or Class D Common Stock). There are 200,000 shares of Class A Common Stock and 300,000 shares of Class D Common Stock available under the 2019 Plan and, therefore, the total and aggregate number of shares subject to the 2026 Incentive Plan is 1,200,000 shares of Class A Common Stock and 1,300,000 shares of Class D Common Stock. As of September 30, 2026, the Company had 1,200,000 shares of Class A Common Stock and 1,038,930 shares of Class D Common Stock available to grant under the 2026 Incentive Plan after taking into account available shares rolled into the 2026 Incentive Plan from the 2019 Equity Plan, as amended in 2024.
Pursuant to the terms of the Company’s stock plans and subject to the Company’s insider trading policy, a portion of each recipient’s vested shares may be sold in the open market or repurchased by the Company for tax purposes on or about the vesting dates.
2024 Stock Repurchase Program
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
During the nine months ended September 30, 2025, the Company repurchased 85,188 shares of Class A Common Stock under the 2024 Stock Repurchase Program of approximately $1.3 million at an average price of $15.80 per share. During the nine months ended September 30, 2025, the Company repurchased 99,802 shares of Class D Common Stock for approximately $0.7 million at an average price of $7.20 per share.
Employee Stock Repurchase Authorization
On September 27, 2022, the Compensation Committee authorized the repurchase of up to approximately $0.5 million (the “Employee Stock Repurchase Authorization”) worth of shares in the aggregate from employees who want to sell in connection with the Company’s most recent employee stock grant. During the nine months ended September 30, 2025, the Company did not repurchase any shares of Class A stock in connection with the Employee Stock Repurchase Authorization. During the nine months ended September 30, 2025, the Company repurchased 98,976 shares of Class D stock under the Employee Stock Repurchase Authorization at an average price of $0.98 for a total amount of approximately $0.1 million.
Annual Repurchase Program
On June 17, 2026, the Company’s Board of Directors approved an employee share repurchase program to repurchase up to $1.0 million of the Company's outstanding Class A and/or Class D Common Stock during any single calendar year with unused amounts carrying over into subsequent years up to a maximum of $1.0 million in any single calendar year (collectively, the “Annual Repurchase Program”). The Annual Repurchase Program is executed in strict compliance with the terms, conditions, and restrictive covenants set forth in the Indenture as noted in Note 9 - Debt, as well as all applicable federal and state securities laws and regulations. During the nine months ended September 30, 2026, the Company repurchased 176,290 shares of Class D Common Stock at an average price of $4.49 per share for approximately $0.8 million.
After giving effect to the above transaction and prior activity, the Annual Repurchase Program has approximately $0.2 million remaining under the authorization for the balance of the year ending December 31, 2026.

In addition, the Company has limited but ongoing authority to purchase shares of Class D Common Stock (in one or more transactions at any time there remain outstanding grants) under the 2026 and 2019 Equity and Performance Incentive Plans (as defined above). This limited authority is used to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2026 or 2019 Equity and Performance Incentive Plans, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “stock vest tax repurchase”).
During the three and nine months ended September 30, 2026, the Company executed stock vest tax repurchases of 8,326 shares of Class D Common Stock for approximately $34 thousand at an average price of $4.10 per share, and 156,027 shares of Class D Common Stock for approximately $0.7 million at an average price of $4.52 per share, respectively.
During the three and nine months ended September 30, 2025, the Company executed stock vest tax repurchases of 9,767 shares of Class D Common Stock for approximately $0.1 million at an average price of $6.82 per share, and 49,211 shares of Class D Common Stock for approximately $0.4 million at an average price of $7.60 per share, respectively.
Long-term Debt
2028 Notes
During the three months ended March 31, 2026, the Company repurchased approximately $4.3 million of its 2028 Notes at a weighted average price of approximately 51.0% of par, resulting in a net gain on retirement of debt of approximately $2.1 million, included in the unaudited condensed consolidated statement of operations, and an outstanding balance of approximately $7.5 million as of September 30, 2026.
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
2031 Second Lien Notes
During the three months ended March 31, 2026, the Company repurchased approximately $32.4 million of its 2031 Second Lien Notes at a weighted average price of approximately 40.7% of par. During the three months ended June 30, 2026, the Company repurchased approximately $23.5 million of its 2031 Second Lien Notes at a weighted average price of approximately 42.0% of par. The 2031 Second Lien Notes have a balance of approximately $235.1 million as of September 30, 2026.
As the 2031 Second Lien Notes are accounted for under Accounting Standards Codification No. 470-60, Troubled Debt Restructurings by Debtors, no gain was recorded. Instead, the Company recorded additional premiums of approximately $19.3 million and $13.6 million during the three months ended March 31, 2026 and June 30, 2026, respectively, which is included in long-term debt, net on the Company's unaudited condensed consolidated balance sheets.
Asset-Backed Line of Credit
On December 18, 2025, the Company entered into an amended and restated ABL facility (the “Current ABL Facility”) as a part of the 2025 Refinancing pursuant to an Amended and Restated Credit Agreement, among the Company, as the administrative borrower, together with the other borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent (the “Current ABL Facility”), which amends and restates the 2021 ABL Facility in order to facilitate the issuance of new notes in connection with the 2025 Refinancing. The Current ABL Facility provides for, among other things, commitments in the aggregate principal amount of up to $75.0 million (subject to determination with reference to the “Borrowing Base”, as defined in the Current ABL Facility) with incremental capacity to incur an additional principal amount of up to $25.0 million thereunder, with the proceeds thereof to be used primarily for working capital and general corporate purposes, including capital expenditures, permitted acquisitions, permitted investments and permitted dividends, in each case, in accordance with the terms of the Current ABL Facility.

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
The Current ABL Facility matures on the earlier to occur of (a) December 18, 2030, (b) the date that is ninety-one (91) days prior to the maturity or expiration date applicable to any Material Indebtedness (other than the 2028 Notes) and (c) the date on which the 2028 Notes Non-Springing Maturity Condition fails to be true. The 2028 Notes Non-Springing Maturity Condition refers to the requirement that the Company must either maintain sufficient combined cash and borrowing capacity to cover the 2028 Notes payoff minus $5.0 million or reduce the outstanding 2028 Notes principal balance to $5.0 million or below.
The following tranches are outstanding on the Company's Current ABL Facility as of September 30, 2026:

	Tranche 1	Tranche 2	Tranche 3
Amount (in thousands)	$7,000	$5,000	$10,000
Draw date	7/6/2026	9/21/2026	9/22/2026
Interest rate	6.37%	6.50%	6.69%
Maturity date	1/3/2027	12/20/2026	3/21/2027
The Company borrowed $32.0 million and repaid $20.0 million during the nine months ended September 30, 2026. After giving effect to the outstanding balance, and adjustments to account for the Borrowing Base, the Company's borrowing capacity was approximately $21.2 million as of September 30, 2026.
The following table provides a summary of our statements of cash flows for the nine months ended September 30, 2026, and 2025, respectively:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Net cash flows provided by operating activities	$28,721	$8,129
Net cash flows used in investing activities	$(17,152)	$(7,315)
Net cash flows used in financing activities	$(19,905)	$(58,578)
Net cash flows provided by operating activities were approximately $28.7 million and $8.1 million for the nine months ended September 30, 2026, and 2025, respectively. Net cash flow from operating activities for the nine months ended September 30, 2026 increased primarily due to change in interest payable (see Note 9 - Debt for further details) and content assets and liabilities, offset by lower accounts receivable change.
Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements.
Net cash flows used in investing activities were approximately $17.2 million and $7.3 million for the nine months ended September 30, 2026, and 2025, respectively. Net cash flows used in investing activities increased from the prior year primarily due to the acquisition of Service Broadcasting Group, LLC, partially offset by the cash received from the disposition of radio stations as described in Note 7 - Dispositions and Acquisitions and lower capital expenditures.
Net cash flows used in financing activities were approximately $19.9 million and $58.6 million for the nine months ended September 30, 2026, and 2025, respectively. The change was primarily driven by the debt repurchase activity of the 2031 Second Lien Notes and 2028 Notes as described in Note 9 - Debt and a net cash inflow of $12.0 million from the Current ABL Facility.
On a continuing basis, Standard and Poor’s, Moody’s Investor Service, and other rating agencies may evaluate our indebtedness in order to assign a credit rating. Our corporate credit ratings by Standard & Poor's Rating Services and Moody's Investors Service are speculative-grade and have been downgraded and upgraded at various times during the last several years. Any reductions in our credit ratings could increase our borrowing costs, reduce the availability of financing to us or increase our cost of doing business or otherwise negatively impact our business operations.

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies of the consolidated financial statements in our 2025 Form 10-K. There have been no significant changes in our critical accounting policies from those presented in our Form 10-K.
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are described in our Form 10-K for the year ended December 31, 2025, under the heading Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes in our critical accounting estimates from those presented in our Form 10-K, other than the impairment of goodwill of the Radio, Reach Media, and Cable Television reporting units (see further discussion below) and the change in useful lives of radio broadcasting licenses on a prospective basis effective October 1, 2026.
Reach Media Reporting Unit
In May 2026, due to the additional decline in revenue, further decrease in forecasted revenue and operating profit margin brought on by declining industry and macro-economic conditions created a triggering event indicating the fair value of the Reach Media reporting unit was more likely than not to be less than its carrying value. As a result, the Company performed an interim quantitative impairment assessment for the Reach Media reporting unit to determine whether it was impaired. The Company estimated the fair value of the reporting unit by utilizing a discounted cash flow model. The key assumptions used in the discounted cash flow model for goodwill include projected revenues, operating profit margins, terminal rate and discount rate. Based on this assessment, the Company recognized impairment losses of approximately $13.9 million, to reduce the carrying value of the Reach Media goodwill balances during the second quarter of 2026, which is included in impairment of goodwill, intangible assets and long-lived assets, on the unaudited condensed consolidated statement of operations.
In addition, the Company recorded approximately $0.3 million in impairment charge related to the long-lived assets of Reach Media as the assets of the long-lived asset group were not deemed recoverable as of May 31, 2026.
Below are the key assumptions used in the income approach model for estimating the fair value of the Reach Media reporting unit in the most recent interim impairment assessment performed as of May 31, 2026.

Goodwill (Reach Media Reporting Unit)	As of May 31, 2026
Discount rate	11.5%
Projected revenues assumption rate range	(11.4)% - 0.1%
Operating profit margins range	(5.7)% - 5.0%
Cable Television and Radio Broadcasting Reporting Units and Long-lived Asset Group
During the quarter ending September 30, 2026, the Company noted a continued decline in revenue, forecasted revenue growth and operating profit margin brought on by declining industry conditions both in the Radio Broadcasting and Cable Television reporting units, in addition to sustained decline in the Company's common stock price and market capitalization, indicating that it was more likely than not that the Radio Broadcasting reporting unit and Cable Television reporting unit were impaired.
These factors also presented a triggering event indicating that the fair value of the long-lived asset group was more likely than not to be less than its carrying value. The long-lived assets within the Cable Television reporting unit were deemed recoverable. The undiscounted cash flows of the long lived assets within the Radio Broadcasting reporting unit did not exceed the net carrying value of the asset group, indicating that the asset group was not recoverable.
To determine the fair value of the long-lived asset group within the Radio Broadcasting reporting unit, the Company utilized the income approach. The key assumptions used in the discounted cash flow model include projected revenues, operating profit margins, terminal rate and discount rate. Based on the valuation performed, the Company recorded an impairment charge related to broadcasting licenses of $62.5 million, which is included in impairment of goodwill, intangible assets and long-lived assets, on the unaudited consolidated statement of operations during the quarter ended September 30, 2026.

The Company performed a quantitative impairment assessment for the Radio Broadcasting reporting unit to determine whether it was impaired as of September 30, 2026. The Company estimated the fair value of the reporting unit by utilizing a discounted cash flow model. The key assumptions used in the discounted cash flow model include projected revenues, operating profit margins, terminal rate and discount rate. Based on these analyses, the Company recognized approximately $25.4 million in impairment charges related to goodwill associated with the Radio Broadcasting reporting unit. The impairment charges are included in impairment of goodwill, intangible assets and long-lived assets, on the unaudited consolidated statement of operations during the quarter ended September 30, 2026.
Below are the key assumptions used in the income approach model for estimating the fair value of the Radio Broadcasting reporting unit and long-lived asset group as of September 30, 2026.

Goodwill (Radio Broadcasting Reporting Unit)	As of September 30, 2026
Discount rate	9.5%
Projected revenues assumption rate range	(10.2)% - 11.4%
Terminal rate	(10.0)%
Operating profit margins range	3.7% - 13.0%
The following table presents sensitivity analyses for the long-lived asset group within the Radio Broadcasting segment showing the impact on our most recent quantitative impairment assessment resulting from: (i) a 100 basis point decrease in operating profit margins; (ii) a 100 basis point increase in the discount rate; and (iii) both a 5.0% and 10.0% reduction in the fair values of the long-lived assets.

Hypothetical Increase in the Recorded Impairment Charge as of September 30, 2026
Long-lived Asset Group
(in millions)
Impairment Charge Recorded:
Long-lived Asset Group	$62.5

Hypothetical Change for Radio long-lived assets
A 100-basis point decrease in operating profit margin in the projection period	$4.5
A 100 basis point increase in the applicable discount rate	2.5
A 5.0% reduction in the fair value of long-lived assets	3.6
A 10.0% reduction in the fair value of long-lived assets	7.2
The Company reassessed the useful life of the broadcasting licenses on a prospective basis effective October 1, 2026 due to a continued decline in revenue, forecasted revenue growth and operating profit margin brought on by declining industry conditions. The Company revised the useful life of the broadcasting licenses to an 11-year period, using an accelerated amortization method.
The Company performed a quantitative impairment assessment for the Cable Television reporting unit to determine whether it was impaired as of September 30, 2026. Management estimated the fair value of the reporting unit by utilizing a discounted cash flow model, and the assumptions used include projected revenues, operating profit margins, terminal rate, and discount rate. Management also utilized a market value approach to supplement the discounted cash flow model and utilized average EBITDA multiples from guideline public companies. Based on these analyses, the Company recognized an impairment loss of approximately $40.9 million associated with the Cable Television reporting unit, included in impairment of goodwill, intangible assets and long-lived assets, on the unaudited consolidated statement of operations during the quarter ended September 30, 2026.

Below are the key assumptions used in the income approach model for estimating the fair value of the Cable Television reporting unit as of September 30, 2026.

Goodwill (Cable Television Reporting Unit)	As of September 30, 2026
Discount rate	16.0%
Operating profit margins range	17.0% - 34.2%
Projected revenues assumption rate range	(8.5)% - (3.0)%
Market Approach - average recurring EBITDA multiple	3.5x - 4.0x
The following table presents sensitivity analysis for the Cable Television reporting unit showing the impact of the most recent quantitative impairment assessment results from a 100 basis point increase or decrease in the terminal rate, operating profit margin, discount rate, and a 5% and a 10% reduction in fair value of the Cable Television reporting unit.

Hypothetical Increase in the Recorded Impairment Charge as of September 30, 2026
Goodwill
(in millions)
Impairment Charge Recorded:
Cable Television Reporting Unit	$40.9

Hypothetical Change for Cable Television Reporting Unit
A 100 basis point decrease in the television industry terminal rates	$1.0
A 100 basis point decrease in the applicable operating profit margin	6.0
A 100 basis point increase in the applicable discount rate	3.0
A 5.0% reduction in the fair value of Cable Television Reporting Unit	9.4
A 10.0% reduction in the fair value of Cable Television Reporting Unit	18.8
See Note 8 – Goodwill, Net and Intangible Assets, Net, of our unaudited condensed consolidated financial statements for further discussion.
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

Indebtedness
As of September 30, 2026, we had approximately $235.1 million of our 2031 Second Lien Notes, $60.6 million of our 2030 First Lien Notes and $7.5 million of our 2028 Notes outstanding within our corporate structure. In addition, the Company entered into an amended and restated ABL facility (the “Current ABL Facility”) as a part of the 2025 Refinancing pursuant to an Amended and Restated Credit Agreement. The Current ABL Facility provides for, among other things, commitments in the aggregate principal amount of up to $75.0 million (subject to determination with reference to the “Borrowing Base”, as defined in the Current ABL Facility), with incremental capacity to incur an additional principal amount of up to $25.0 million. As of September 30, 2026, there were $22.0 million borrowings outstanding on the Current ABL Facility. After giving effect to the outstanding $22.0 million balance and adjustments to account for the Borrowing Base, the Company's borrowing capacity was approximately $21.2 million as of September 30, 2026. See Note 9 - Debt of our unaudited condensed consolidated financial statements.
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
As a participating member of the Radio Music Licensing Committee (“RMLC”), the Company is a party to a settlement reached with GMR on February 7, 2022. This agreement established a 4-year license running from April 1, 2022 to March 31, 2026. The license includes an optional 3-year extended term that the Company has opted into with the agreement now running through March 31, 2029. On August 19, 2025, the RMLC announced that it had settled litigation with BMI and ASCAP concerning licensing arrangements and that the settlement has led to new license agreements for member organizations. Both agreements are retroactive to January 1, 2022, and run through December 31, 2029. Each of the new BMI and ASCAP licenses maintain the same percentage-of-revenue license fee structure of the prior licensing arrangements and continue to provide for broad coverage of over-the-air programming, as well as simulcast/website transmissions of podcasts/archived content. While the percentage rates in the new licensing arrangements are higher than the old rates, they are lower than the rates sought by each of BMI and ASCAP in the now-settled litigation.
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
Operating Contracts And Agreements
We have other operating contracts and agreements including employment contracts, on-air talent contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming-related agreements, and other general operating agreements that expire over the next 5 years.

Reach Media Non-controlling Interest
Beginning on January 1, 2018, the non-controlling interest shareholders of Reach Media have had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”). This annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D Common Stock of Urban One, at the discretion of Urban One. On February 14, 2025, certain non-controlling interest shareholders of Reach Media exercised their annual Put Right for approximately $3.2 million, increasing the Company’s interest in Reach Media to approximately 94.6% and decreasing the interest of the non-controlling interest shareholders from approximately 10% to approximately 5.4%. On January 13, 2026, the last of the non-controlling interest shareholders of Reach Media exercised their annual right to require Reach Media to purchase the remaining portion of their shares at the current fair market value for such shares (the “Put Right”). On February 25, 2026, Reach Media closed on the last outstanding amounts of the Put Interest increasing the Company’s interest in Reach Media to 100%. Reach Media paid the last of the non-controlling interest shareholders approximately $1.3 million for the 5.4% interest, extinguishing all outstanding amounts.
Contractual Obligations Schedule
The following table represents our scheduled contractual obligations as of September 30, 2026:

Contractual Obligations	Remainder of 2026	2027	2028	2029	2030	2031 and Beyond	Total
	(In thousands)
10.500% First Lien Senior Secured Notes(1)	$3,182	$6,363	$6,363	$6,363	$63,782	$—	$86,053
7.625% Second Lien Secured Notes(1)	8,964	17,927	17,927	17,927	17,927	244,077	324,749
Current ABL Facility(2)	5,288	17,000	—	—	—	—	22,288
7.375% Senior Secured Notes(3)	—	554	7,793	—	—	—	8,347
Other operating contracts/agreements(4)	30,609	50,439	35,370	7,227	4,711	4,673	133,029
Operating lease obligations	3,296	11,390	11,217	10,910	9,137	20,995	66,945
Total	$51,339	$103,673	$78,670	$42,427	$95,557	$269,745	$641,411
(1) Includes interest obligations based on contractual interest rates on senior secured notes outstanding as of September 30, 2026. Interest is payable semi-annually in arrears on April 1 and October 1 of each year.
(2) Includes interest obligations. Interest is payable quarterly or upon maturity of the applicable draw.
(3) Includes interest obligations based on contractual interest rates on senior secured notes outstanding as of September 30, 2026. Interest is payable semi-annually in arrears on February 1 and August 1 of each year.
(4) Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming and programming measurement and analytics agreements, launch liability payments, and other general operating agreements. Also includes contracts that our Cable Television segment has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.
Of the total amount of other operating contracts and agreements included in the table above, approximately $106.2 million has not been recorded on the unaudited condensed consolidated balance sheet as of September 30, 2026, as it does not meet recognition criteria. Approximately $13.9 million relates to certain commitments for content agreements for our Cable Television segment, approximately $44.6 million commitments for certain programming related and measurement and analytics agreements, approximately $30.7 million relates to employment and talent agreements, and the remainder relates to other agreements.
Off-Balance Sheet Arrangements
The Current ABL Facility provides for, among other things, commitments in the aggregate principal amount of up to $75.0 million (subject to determination with reference to the “Borrowing Base”, as defined in the Current ABL Facility), with incremental capacity to incur an additional principal amount of up to $25.0 million thereunder, with the proceeds thereof to be used primarily for working capital and general corporate purposes, including capital expenditures, permitted acquisitions, permitted investments and permitted dividends, in each case, in accordance with the terms of the Current ABL Facility.

As of September 30, 2026, there were $22.0 million borrowings outstanding on the Current ABL Facility. The Company's borrowing capacity was approximately $21.2 million as of September 30, 2026.
Item 3. Quantitative And Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures
We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2026 as a result of material weaknesses as described below. Additionally, our disclosure controls and procedures were not effective due to a deficiency in our controls over the identification and timely evaluation of financial statement and pro forma financial information requirements arising from acquisitions and dispositions that may be deemed material.
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
(b) Material weaknesses in internal control over financial reporting
Management identified the following material weaknesses in internal control over financial reporting as of September 30, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated annual or interim financial statements will not be prevented or detected on a timely basis.
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
These material weaknesses resulted in immaterial errors primarily related to stock-based compensation and the Company’s investment in the operations of RVA Entertainment Holdings, LLC (“RVAEH”) and related income tax accounts, which resulted in the revision of the Company’s financial statements for the fiscal year ended December 31, 2022. The Company, in the process of correcting these immaterial errors, recorded other immaterial adjustments previously identified during fiscal year 2022. The adjustments, in aggregate, impacted trade accounts receivable, net, accounts payable, other long-term liabilities, and accumulated deficit in the consolidated balance sheets and selling, general and administrative expenses, and related tax effect in the consolidated statements of operations. Also, these material weaknesses resulted in immaterial errors in the Company’s annual financial statements for the year ended December 31, 2025, primarily related to selling, general and administrative expenses and accrued liabilities. Additionally, the material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.
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

Remediation plan related to the material weaknesses in internal control over financial reporting
In response to the material weaknesses identified, management has made significant progress to remediate the control deficiencies contributing to the material weaknesses; however as of September 30, 2026 none of the material weaknesses have been remediated. Management has designed and implemented new or enhanced controls addressing most elements of the material weaknesses. These remediation efforts, summarized below, which have been implemented, or are in the process of implementation or operating effectiveness testing by management, are intended to both address the identified material weaknesses and to enhance our overall control environment. Our initiatives include the following:
◦To address the material weakness in the control environment, information and communication, and monitoring, management continues to enhance entity-level controls by improving policies, enhancing the organizational structure, and engaging external expertise to strengthen internal control over financial reporting. Specifically, we:
•Expanded the accounting department by hiring senior leaders with expertise in U.S. GAAP, SEC reporting, public company SOX and associated internal controls. We also hired additional IT personnel with relevant expertise to support and oversee the execution of IT General Controls. During the third quarter of 2026 we added further senior accounting and information security leadership.
•Continued to assess personnel needs and will continue efforts to hire and retain additional qualified staff, as necessary.
•Continued to centralize functions under Corporate and shared-services model to ensure consistent execution of controls across the entire Company.
•Completed a financial risk assessment and a separate fraud risk assessment, engaging external resources to implement a controls evaluation strategy to establish a robust financial controls governance structure.
•Engaged expert SOX consultants to assist in the coordination, development, and testing of our control environment and material weakness remediation efforts. Testing of the operating effectiveness of key controls by these consultants began in 2026 and is ongoing.
•Formalized our ongoing monitoring process for identifying, evaluating, and tracking control deficiencies to resolution, and increased the frequency of Audit Committee meetings, with the status of material weakness remediation as a standing agenda item.
◦Management continues to take several measures to address the material weaknesses in IT general controls, including:
•Enhanced and standardized policies and procedures to support consistent application of controls over IT processes.
•Redesigned and implemented access controls and enforced segregation of duties for certain key financial applications.
•Enhanced and implemented IT change management controls, including monitoring of changes, for relevant financial applications and related system infrastructure.
•Implemented IT operations controls to monitor that scheduled financial programs are operating as intended.
•Completed the design of enhanced IT General Controls, began testing their operating effectiveness, and initiated ongoing monitoring activities to address deficiencies.
◦We have and continue to prioritize efforts to strengthen the controls related to the identified material weaknesses related to control activities and information and communication. Progress toward remediation includes:
•Enhancing controls over the financial statement close process:
•Finalized and implemented formal documentation and communication of accounting policies, journal entry approval policies, management review checklists, and procedures to support the financial statement close process.
•Conducted trainings with control owners on executing enhanced controls, focusing on evidencing key control procedures, precision of review, review documentation and validation of the completeness and accuracy of data used in analyses.

•Improved documentation of the completeness and accuracy of source data, and timeliness of account reconciliations.
•Redesigned the financial statement close process and controls by enhancing the review of account reconciliations, consolidated financial statements, and disclosures, and implemented financial reporting software to enhance automation and workflows, including system-enforced segregation of duties for account reconciliations.
•Completed the design of related business processes and controls, began testing their operating effectiveness, and initiated ongoing monitoring activities to address deficiencies.
•Given the general ledger current ERP's segregation-of-duties limitations, management implemented a workflow software tool for manual journal entry approvals and related manual account reconciliation procedures to demonstrate that appropriate segregation of duties was maintained throughout the year.
◦Improving management review controls over non-recurring transactions and significant judgments:
•Strengthened and enhanced the precision of review of non-recurring transactions and significant estimates through improved communication, technical analysis, and expert consultation.
•Established oversight controls for non-recurring transactions and judgmental areas to ensure accuracy and completeness of data used in analysis and disclosures.
•Designed and implemented new review controls in areas of significant judgment that previously lacked an adequate review control, and enhanced the documentation of reviewers’ judgments, thresholds, and follow-up.
Testing of the operating effectiveness of the new and enhanced controls is being performed by third-party consultants under the direction of management and is in process. Management has not concluded that any of the material weaknesses have been remediated.
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
(c) Changes in internal control over financial reporting
Except for the ongoing remediation measures described above under “Remediation plan related to the material weaknesses in internal control over financial reporting,” there were no changes in our internal control over financial reporting during the three months ended September 30, 2026, addressing each of the material weakness, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
Purchases Of Equity Securities By The Issuer And Affiliated Purchasers
The following table sets forth purchases of shares of our common stock by the Company during the three months ended September 30, 2026:

Period and Class	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Units)	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	(d) Maximum Number (or approved Dollar Value) of Shares (or Units) that May Yet be Purchased Under the plans or Programs (in thousands)
Class D
July 1 - July 31, 2026	—	$—	—	$—
August 1 - August 31, 2026	—	—	—	—
September 1 - September 30, 2026	46,747	4.44	46,747	209
Total	46,747	$4.44	46,747	$209
(a) On June 17, 2026, the Company’s Board of Directors approved an employee share repurchase program to repurchase up to $1.0 million of the Company's outstanding Class A and/or Class D Common Stock during any single calendar year (collectively, the “Annual Repurchase Program”). See Note 11 – Stockholders' Equity of the Company’s unaudited condensed consolidated financial statements for further discussion.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defenses of Rule 10b5-1 under the Securities Exchange Act of 1934 or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed or furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON
Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)
November 13, 2026